Form 10-Q
period 1998-06-30
UNION PLANTERS MORTGAGE FINANCE CORP
filed 1998-08-13
CIK 1045570

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(MARK ONE)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended             June 30, 1998
                               -----------------------------------

                                                        OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from             to
                               -----------    -----------

                        Commission File Number 000-23849

                      UNION PLANTERS MORTGAGE FINANCE CORP.
             (Exact name of registrant as specified in its charter)


              Delaware                                       62-1712370
    (State or other Jurisdiction of                      (I.R.S. employer
     Incorporation or Organization)                     identification no.)

      7130 Goodlett Farms Parkway                         (901) 580-6000
       Cordova, Tennessee  38018                  (Registrant's telephone number
(Address of principal executive offices)                including area code)
             (zip code)

                                       N/A
                                  (former name)

Indicate by check X mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such report), and (ii) has been subject to such
filing requirements for the past 90 days: Yes: X   No
                                               ---    ---

As of July 31, 1998, the latest practicable date, there were 1,000 shares of Union Planters Mortgage Finance Corp. common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                                    FORM 10-Q
                                      INDEX

                                                                                         Page Number
                                                                                         -----------
PART I.           Financial Information

Item 1.  Financial Statements

                  Balance Sheets at June 30, 1998 (unaudited)
                     and December 31, 1997                                                    3

                  Statement of Operations for the three and
                     six months ended June 30, 1998 (unaudited)                               4

                  Statement of Changes in Shareholder's Equity
                     for the six months ended June 30, 1998 (unaudited)                       5

                  Statement of Cash Flows for the six months
                     ended June 30, 1998 (unaudited)                                          6

                  Notes to Unaudited Financial Statements                                     7

Item 2.  Management's discussion and analysis of financial
                     condition and results of operations                                      8

PART II. Other Information

Item 1.  Legal Proceedings                                                                    9

Item 5.  Other Information                                                                    9

Item 6.  Exhibits and Reports on Form 8-K                                                     9

SIGNATURES                                                                                   11

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  JUNE 30,                DECEMBER 31,
                                                                    1998                      1997
                                                                 ----------               ------------
Cash                                                             $    7,513                $        10
Deferred income taxes                                                   352                         --
                                                                 ----------                -----------
          Total assets                                           $    7,865                $        10
                                                                 ==========                ===========

Accrued expenses                                                 $    1,006                $        --
Taxes payable to affiliates                                           6,475                         --
                                                                 ----------                -----------
          Total liabilities                                           7,481                         --

Shareholder's equity
  Common stock, par value $.01 per share,
     1,000 shares authorized, issued, and
     Outstanding                                                         --                         --
  Surplus                                                                10                         10
  Retained earnings                                                     374                         10
                                                                 ----------                -----------
          Total shareholder's equity                                    384                         10
                                                                 ----------                -----------
          Total liabilities and shareholder's equity             $    7,865                $        10
                                                                 ==========                ===========

--------------------

See notes to unaudited financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                                     1998                           1998
                                                              ------------------              ----------------
Noninterest income
  Net gain on the sale of residential mortgages                $      17,498                  $       17,498
                                                               -------------                  --------------

Earnings before income taxes                                          17,498                          17,498
Applicable income taxes                                                6,124                           6,124
                                                               -------------                  --------------
Net earnings                                                   $      11,374                  $       11,374
                                                               =============                  ==============

--------------------

See notes to unaudited financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)


                                                                ADDITIONAL
                                            COMMON               PAID-IN
                                             STOCK               CAPITAL              EARNINGS               TOTAL
                                           --------             ----------           ----------           -----------
Balance, January 1, 1998                   $     --              $     10            $       --           $        10

Net earnings                                     --                    --                11,374                11,374

Dividends paid                                   --                    --               (11,000)              (11,000)
                                           --------              --------            ----------           -----------

Balance, June 30, 1998                     $     --              $     10            $      374           $       384
                                           ========              ========            ==========           ===========

--------------------

See notes to unaudited financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                        SIX MONTHS ENDED JUNE 30, 1998
                                                                        ------------------------------
Operating activities
  Net earnings                                                                  $        11,374
  Deferred income tax benefit                                                              (352)
  Gain on sale of loans                                                                 (17,498)
  Net change in other liabilities                                                         7,481
                                                                                ---------------
          Net cash provided by operating activities                                       1,005
                                                                                ---------------


Investing activities
  Purchase of loans from parent company                                                (383,779)
  Proceeds from sale of loans to a trust                                                401,277
                                                                                ---------------
          Net cash provided by investing activities                                      17,498
                                                                                ---------------


Financing activities
  Issuance of notes payable to parent company                                           383,779
  Repayment of notes payable to parent company                                         (383,779)
  Cash dividends paid                                                                   (11,000)
                                                                                ---------------
          Net cash used by financing activities                                         (11,000)
                                                                                ---------------
Net increase in cash                                                                      7,503
Cash at beginning of period                                                                  10
                                                                                ---------------
Cash at end of period                                                           $         7,513
                                                                                ===============

--------------------

See notes to unaudited financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
              Notes to Unaudited Financial Statements June 30, 1998


Note 1 - Summary of Significant Accounting Policies

         The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Union Planters Mortgage Finance Corp. (the Company). The Company was established September 5, 1997 as a wholly-owned, limited-purpose finance subsidiary of Union Planters Bank, National Association (the Bank), which in turn is a subsidiary of Union Planters Corporation (UPC). The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities. Securities issued will be secured primarily by residential mortgage loans and mortgage-backed certificates of various types.

         The foregoing financial statements are unaudited, however, in the opinion of management, all material adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included.

         On May 28, 1998, the Company securitized approximately $381 million in principal amount of previously defaulted FHA insured and VA guaranteed mortgage loans serviced by the Bank. The transaction was accounted for as a sale in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities."

         Income taxes are computed on a separate company basis. The Company will file a consolidated federal income tax return with the Bank and UPC. Deferred income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes."

Item 2.               UNION PLANTERS MORTGAGE FINANCE CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto.

GENERAL

         Union Planters Mortgage Finance Corp. (the "Company") was established September 5, 1997 as a wholly-owned, limited purpose, finance subsidiary of Union Planters Bank, National Association (the "Bank"), which in turn is a subsidiary of Union Planters Corporation. There was essentially no business activity on the part of the Company until May 1998. The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities. Securities issued will be secured primarily by residential mortgage loans and mortgage-backed certificates of various types. In the future, the Company may finance other types of loans and assets.

         On May 28, 1998 the Company securitized approximately $381 million in principal amount of previously defaulted FHA insured and VA guaranteed mortgage loans serviced by the Bank. The loans securitized had a weighted-average maturity of 218 months and a weighted-average interest rate of 9.87% per annum. The loans will continue to be serviced by the Bank for a one percent fee. Affiliates of the Company purchased all of the subordinated securities issued in this transaction, with an approximate market value of $17.4 million. This securitization, treated as a sale, resulted in a total gain of approximately $17.5 million. Credit losses not covered by insurance or guarantees are absorbed by subordinated security holders or, in limited circumstances, the Bank as servicer. Therefore, the Company carries no loan loss reserves. The Company has incurred and will continue to incur expenses associated with preparation and maintenance of loan files and recordation of loan documents. Approximately $1 million has been accrued for expected expenses of this type. Other one-time expenses were incurred or accrued related to the securitization totaling approximately $2.6 million. Excess cash resulting largely from the net gain of approximately $17.5 million resulted in declaration of a dividend to dividend payment to the Bank of approximately $11.0 million.

                      UNION PLANTERS MORTGAGE FINANCE CORP.

                           PART II - OTHER INFORMATION


ITEM 1   Legal Proceedings

         None.

ITEM 5   Other Information

         None.

ITEM 6   Exhibits and Reports on Form 8-K

   (a)   Exhibits

   3.1 Certificate of Incorporation of the Registrant (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 333-35471 on Form S-3, filed September 12, 1997).

   3.2 Amended and Restated Bylaws of the Registrant (Incorporated herein by reference to the Exhibits to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement No. 333-35471 on Form S-3, filed January 16, 1998).

   4.1 Standard Terms to Pooling and Servicing Agreement (January 1998 Edition) (Incorporated herein by reference to the Exhibits to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement No. 333-35471 on Form S-3, filed January 16, 1998).

   4.2 Form of Indenture between Registrant and Trustee (Incorporated herein by reference to the Exhibits to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement No. 333-35471 on Form S-3, filed January 16, 1998).

   4.3 Form of Trust Agreement between Registrant and Trustee (Incorporated herein by reference to the Exhibits to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement No. 333-35471 on Form S-3, filed January 16, 1998).

   4.4 Form of Deposit Trust Agreement between Registrant and Trustee (Incorporated herein by reference to the Exhibits to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement No. 333-35471 on Form S-3, filed January 16, 1998).

   4.5 Standard Terms to Pooling and Servicing Agreement (May 1998 Edition) (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed June 11, 1998).

   4.6 Copy of the Series 1998-1 Pooling and Servicing Agreement, dated as of May 1, 1998, by and among the Registrant, Union Planters Bank, N.A., as Master Servicer, The Bank of New York, as Contract of Insurance Holder, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed June 11, 1998).

    27   Financial Data Schedule (for SEC use only)

  99.1 Form of Sales Agreement between the Registrant, as Purchaser, and the Seller (Incorporated herein by reference to the Exhibits to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement No. 333-35471 on Form S-3, filed January 16, 1998).

  99.2 Form of Supplemental Servicing Agreement (Incorporated herein by reference to the Exhibits to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement No. 333-35471 on Form S-3, filed January 16, 1998).

   (b)   Reports on Form 8-K

         Current Report on Form 8-K, as filed with the Commission on May 11, 1998, relating to the Registrant's Series 1998-1 Certificates.

         Current Report on Form 8-K, as filed with the Commission on May 28, 1998, relating to the Registrant's Series 1998-1 Certificates.

         Current Report on Form 8-K, as filed with the Commission on June 11, 1998, relating to the Registrant's Series 1998-1 Certificates.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        UNION PLANTERS MORTGAGE FINANCE
                                        CORP. (Registrant)

Date:  August 13, 1998                  /s/ James K. Plunkett
                                        ----------------------------------------
                                        James K. Plunkett
                                        Vice President
                                        (Principal Financial Officer)