Form 10-Q
period 1998-09-30
UNION PLANTERS MORTGAGE FINANCE CORP
filed 1998-10-15
CIK 1045570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from            to
                                            ----------    ----------

                        Commission File Number 000-23849
                                               ---------

                      UNION PLANTERS MORTGAGE FINANCE CORP.
             (Exact name of registrant as specified in its charter)


        Delaware                                              62-1712370
-------------------------------                ---------------------------------
(State or other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                      Union Planters Administrative Center
                           7130 Goodlett Farms Parkway
                            Cordova, Tennessee 38018
                    ----------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 580-6000
                                                           --------------
                                       N/A
                                  (former name)

Indicate by check |X| mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days:

                              Yes [X]   No [ ]

As of September 30, 1998, the latest practicable date, there were 1,000 shares of Union Planters Mortgage Finance Corp. common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                      UNION PLANTERS MORTGAGE FINANCE CORP.


                                    FORM 10-Q



                                      INDEX

                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Balance Sheet September 30, 1998 and December 31, 1997........3

                Statement of Operations for the three and
                nine months ended September 30, 1998..........................4

                Statement of Changes in Shareholder's Equity
                for the nine months ended September 30, 1998..................5

                Statement of Cash Flows for the nine months
                ended September 30, 1998......................................6

                Notes to Unaudited Financial Statements.......................7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................8

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings.............................................9

      Item 5.   Other Information.............................................9

      Item 6.   Exhibits and Reports on Form 8-K..............................9

      Signatures.............................................................11

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   1998             1997
                                                               -------------    ------------
                                                                  (DOLLARS IN THOUSANDS)

Cash.......................................................    $       214      $        10
Deferred income taxes......................................            202               --
Tax receivable from affiliates.............................            150               --
                                                               -----------      -----------
          TOTAL ASSETS.....................................    $       566      $        10
                                                               ===========      ===========

Accrued expenses...........................................    $       182      $        --
                                                               -----------      -----------
          TOTAL LIABILITIES................................            182               --
                                                               -----------      -----------

Shareholder's equity
  Common stock, par value $.01 per share,
     1,000 shares authorized, issued, and outstanding......             --               --
  Additional paid-in capital...............................             10               10
  Retained earnings........................................            374               10
                                                               -----------      -----------
          TOTAL SHAREHOLDER'S EQUITY.......................            384               10
                                                               -----------      -----------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY.......    $       566      $        10
                                                               ===========      ===========

--------------------

See notes to unaudited financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                                1998                   1998
                                                         ------------------     -----------------
                                                                 (DOLLARS IN THOUSANDS)

NONINTEREST INCOME
  Net gain on the sale of residential mortgages......      $         --           $     17,498
                                                           ------------           ------------

          EARNINGS BEFORE INCOME TAXES...............                --                 17,498
Applicable income taxes..............................                --                  6,124
                                                           ------------           ------------
          NET EARNINGS...............................      $         --           $     11,374
                                                           ============           ============

--------------------

See notes to unaudited financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                         ADDITIONAL
                                            COMMON        PAID-IN      RETAINED
                                             STOCK        CAPITAL      EARNINGS        TOTAL
                                          -----------   ------------  ------------  -----------
                                                         (DOLLARS IN THOUSANDS)

BALANCE, JANUARY 1, 1998..........        $        --   $        10   $        --   $        10

Net earnings......................                 --            --        11,374        11,374

Dividend paid.....................                 --            --       (11,000)      (11,000)
                                          -----------   -----------   -----------   -----------

BALANCE, SEPTEMBER 30, 1998.......        $        --   $        10   $       374   $       384
                                          ===========   ===========   ===========   ===========

--------------------

See notes to unaudited financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                             NINE MONTHS ENDED
                                                            SEPTEMBER 30, 1998
                                                            ------------------
                                                           (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings.............................................      $  11,374
  Deferred income tax benefit..............................           (202)
  Net gain on sale of loans................................        (17,498)
  Increase in tax receivable from affiliates...............           (150)
  Net increase in other liabilities........................            182
                                                                 ---------
          Net cash provided by operating activities........         (6,294)
                                                                 ---------

INVESTING ACTIVITIES
  Purchase of loans from parent company....................       (383,779)
  Proceeds from sale of loans to a trust...................        401,277
                                                                 ---------
          Net cash provided by investing activities........         17,498
                                                                 ---------

FINANCING ACTIVITIES
  Issuance of notes payable to parent company..............        383,779
  Repayment of notes payable to parent company.............       (383,779)
  Cash dividends paid......................................        (11,000)
                                                                 ---------
          Net cash used by financing activities............        (11,000)
                                                                 ---------
Net increase in cash.......................................            204
Cash at beginning of period................................             10
                                                                 ---------
Cash at end of period......................................      $     214
                                                                 =========

--------------------

See notes to unaudited financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
           NOTES TO UNAUDITED FINANCIAL STATEMENTS SEPTEMBER 30, 1998


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Union Planters Mortgage Finance Corp. (the "Company"). The Company was established September 5, 1997 as a wholly owned, limited-purpose finance subsidiary of Union Planters Bank, National Association (the "Bank"), which in turn is a subsidiary of Union Planters Corporation ("UPC"). The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities. Securities issued will be secured primarily by residential mortgage loans and mortgage-backed certificates of various types.

      The foregoing financial statements are unaudited; however, in the opinion of management, all material adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included.

      On May 28, 1998, the Company securitized approximately $381 million in principal amount of previously defaulted FHA insured and VA guaranteed mortgage loans serviced by the Bank. The transaction was accounted for as a sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities."

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

GENERAL

      Union Planters Mortgage Finance Corp. (the "Company") was established September 5, 1997 as a wholly owned, limited purpose, finance subsidiary of Union Planters Bank, National Association (the "Bank"), which in turn is a subsidiary of Union Planters Corporation. There was essentially no business activity on the part of the Company until May 1998. The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities. Securities issued will be secured primarily by residential mortgage loans and mortgage-backed certificates of various types. In the future, the Company may finance other types of loans and assets.

      On May 28, 1998, the Company securitized approximately $381 million in principal amount of previously defaulted FHA insured and VA guaranteed mortgage loans serviced by the Bank. The loans securitized had a weighted-average maturity of 218 months and a weighted-average interest rate of 9.87% per annum. The loans will continue to be serviced by the Bank for a one percent (1%) fee. Affiliates of the Company purchased all of the subordinated securities issued in this transaction, with an approximate market value of $17.4 million. This securitization, treated as a sale, resulted in a total gain of approximately $17.5 million. Credit losses not covered by insurance or guarantees are absorbed by subordinated security holders or, in limited circumstances, the Bank as servicer. Therefore, the Company carries no loan loss reserves. The Company has incurred and will continue to incur expenses associated with preparation and maintenance of loan files and recordation of loan documents. Approximately $1 million has been accrued for expected expenses of this type, and at September 30, 1998, the balance of the accrual was $182,000. Other one-time expenses were incurred or accrued related to the securitization totaling approximately $2.6 million. Excess cash resulting largely from the net gain of approximately $17.5 million resulted in declaration of a dividend to dividend payment to the Bank of approximately $11.0 million.

                      UNION PLANTERS MORTGAGE FINANCE CORP.

                           PART II - OTHER INFORMATION


ITEM 1 --  LEGAL PROCEEDINGS

           None.

ITEM 5 --  OTHER INFORMATION

           None.

ITEM 6 --  EXHIBITS AND REPORTS ON FORM 8-K

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

      4.5  Standard Terms to Pooling and Servicing Agreement (May 1998 Edition)
           (Incorporated herein by reference to Exhibit to the Registrant's
           Current Report on Form 8-K , filed June 11, 1998).

      4.6 Copy of the Series 1998-1 Pooling and Servicing Agreement, dated as of May 1, 1998, by and among the Registrant, Union Planters Bank,
           N.A., as Master Servicer, The Bank of New York, as Contract of
           Insurance Holder, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K , filed June 11, 1998).

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

           Current Report on Form 8-K, as filed with the Commission on August
           25, 1998, relating to the Registrant's Series 1998-1 Certificates.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       UNION PLANTERS MORTGAGE FINANCE CORP.
                                                   (REGISTRANT)



Date:    October 12, 1998              By:       /s/ Joel P. Katz
       --------------------                --------------------------------
                                                 Joel P. Katz
                                                 President and
                                            Chief Executive Officer




                                       By:       /s/ Mark Mosteller
                                           --------------------------------
                                                 Mark Mosteller
                                                 Vice President
                                          (Principal Financial Officer)