Form 10-K405
period 1998-12-31
UNION PLANTERS MORTGAGE FINANCE CORP
filed 1999-02-08
CIK 1045570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                        Commission File Number 000-23849
                                               ---------

                      UNION PLANTERS MORTGAGE FINANCE CORP.
             (Exact name of registrant as specified in its charter)


           Delaware                                         62-1712370
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

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                     ---------------------------------------

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days:

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of the latest practicable date, December 31, 1998: NONE

As of December 31, 1998, the latest practicable date, there were 1,000 shares of Union Planters Mortgage Finance Corp. common stock outstanding.

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction I.

                                     PART I

ITEM 1--BUSINESS

      Union Planters Mortgage Finance Corp. (the "Company") was established September 5, 1997 as a wholly owned, limited purpose, finance subsidiary of Union Planters Bank, National Association, which in turn is a subsidiary of Union Planters Corporation. There was essentially no business activity on the part of the Company until May 1998. The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities through trusts established by the Company. Securities issued through trusts will be secured primarily by residential mortgage loans and mortgage-backed certificates of various types. In the future, the Company may finance other types of loans and assets.

      From the date of its inception to December 31, 1998, the Company has issued one series of pass-through securities totaling approximately $381 million aggregate principal amount. At December 31, 1998 the Company had securities of approximately $529.5 million remaining for issuance under its shelf registration statements filed with the Securities and Exchange Commission. The Company anticipates issuing additional securities in the future.

      The Company competes in a national market with other private conduits and various financial firms. Economic conditions, interest rates, regulatory changes and market dynamics all influence the securities market.

ITEM 2--PROPERTIES

      The Company has no physical properties.

ITEM 3--LEGAL PROCEEDINGS

      None

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Information in response to this Item is omitted pursuant to General Instruction I.


                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      All of the Company's outstanding common stock is owned by Union Planters Bank, National Association. Accordingly, there is no market for its common stock.

ITEM 6--SELECTED FINANCIAL DATA

      Information in response to this Item is omitted pursuant to General Instruction I.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      Union Planters Mortgage Finance Corp. (the "Company") was established September 5, 1997 as a wholly owned, limited purpose, finance subsidiary of Union Planters Bank, National Association (the "Bank"), which in turn is a subsidiary of Union Planters Corporation. There was essentially no business activity on the part of the Company until May 1998. The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities through trusts established by the Company. Securities issued through trusts will be secured primarily by residential mortgage loans and mortgage-backed certificates of various types. In the future, the Company may finance other types of loans and assets.

      On May 28, 1998 the Company securitized approximately $381 million in principal amount of previously defaulted FHA-insured and VA-guaranteed mortgage loans serviced by the Bank. The loans securitized had a weighted-average maturity of 218 months and a weighted-average interest rate of 9.87% per annum. The loans will continue to be serviced by the Bank for a one percent fee. Affiliates of the Company purchased all of the subordinated securities issued in this transaction, with an approximate market value of $17.4 million. This securitization, treated as a sale, resulted in a total gain of approximately $17.7 million. Credit losses not covered by insurance or guarantees are absorbed by subordinated security holders or, in limited circumstances, the Bank as servicer. Therefore, the Company carries no loan loss reserves. The Company has incurred and will continue to incur expenses associated with preparation and maintenance of loan files and recordation of loan documents. Approximately $1 million has been accrued for expected expenses of this type and at December 31, 1998, the balance of the accrual was $101,000. Other one-time expenses were incurred or accrued related to the securitization totaling $1.4 million. Excess cash resulting largely from a net gain of $17.6 million resulted in declaration of a dividend to dividend payment to the Bank of $11.0 million.

      All of the Company's data processing and information systems are provided by the Bank. Therefore, the Company is dependent on the Bank to address its Year-2000 ("Y2K") compliance issues. All required unit-specific testing of the Bank's several information systems has been completed and each system found to be Y2K compliant. Integration testing of the communication links that permit the Bank's systems to interface with one another is 45% complete and is expected to be completed by February 28, 1999. Although further testing by the Bank may be redundant and unnecessary, management of the Bank intends to perform additional testing of certain of its information systems during 1999 as an added precaution.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Not Applicable.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                       Page
                                                                                                       ----

AUDITED FINANCIAL STATEMENTS

UNION PLANTERS MORTGAGE FINANCE CORP.

Report of Independent Accountants........................................................................4

Balance Sheet - December 31, 1998 and 1997...............................................................5

Statement of Operations - For the year ended December 31, 1998 and the period from September 5, 1997 to December 31, 1997...................................................6

Statement of Shareholders' Equity - For the year ended December 31, 1998 and the period from September 5, 1997 to December 31, 1997...................................................7

Statement of Cash Flows - For the year ended December 31, 1998 and the period from September 5, 1997 to December 31, 1997...................................................8

Notes to Financial Statements............................................................................9

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholder of Union Planters Mortgage Finance
Corp.


      In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Union Planters Mortgage Finance Corp. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from September 5, 1997 to December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted accounting standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
Memphis, Tennessee
January 21, 1999

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                                  BALANCE SHEET


                                                                DECEMBER 31,
                                                           ----------------------
                                                             1998         1997
                                                           --------     ---------
                                                           (DOLLARS IN THOUSANDS)

Cash ....................................................      $502      $10
Deferred income taxes ...................................        35       --
                                                               ----      ---
          TOTAL ASSETS ..................................      $537      $10
                                                               ====      ===

Accrued expenses ........................................      $101      $--
                                                               ----      ---
          TOTAL LIABILITIES .............................       101       --
                                                               ----      ---

Shareholder's equity
  Common stock, par value $.01 per share,
     1,000 shares authorized, issued, and outstanding....        --       --
  Additional paid-in capital ............................        10       10
  Retained earnings .....................................       426       --
                                                               ----      ---
          TOTAL SHAREHOLDER'S EQUITY ....................       436       10
                                                               ----      ---
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ....      $537      $10
                                                               ====      ===

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF OPERATIONS


                                                                                    FOR THE PERIOD FROM
                                                             FOR THE YEAR ENDED    SEPTEMBER 5, 1997 TO
                                                             DECEMBER 31, 1998      DECEMBER 31, 1997
                                                             ------------------    --------------------
                                                                      (DOLLARS IN THOUSANDS)

NONINTEREST INCOME
  Net gain on the sale of residential mortgages ........        $17,655                         --
                                                                -------                -----------

NONINTEREST EXPENSE
  Franchise taxes ......................................              1                         --
  Professional fees ....................................             75                         --
                                                                -------                -----------
                                                                     76                         --
                                                                -------                -----------

         EARNINGS BEFORE INCOME TAXES ..................         17,579                         --
Applicable income taxes ................................          6,153                         --
                                                                -------                -----------
         NET EARNINGS .................................         $11,426                         --
                                                                =======                ===========

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE
               PERIOD FROM SEPTEMBER 5, 1997 TO DECEMBER 31, 1997


                                                    ADDITIONAL
                                        COMMON       PAID-IN       RETAINED
                                         STOCK       CAPITAL       EARNINGS         TOTAL
                                        ------      ----------     --------       --------
                                                       (DOLLARS IN THOUSANDS)

Initial capitalization on
  September 5, 1997--issuance of
  1,000 shares of $0.01 par
  value common stock ...........      $        --      $10         $     --       $     10
                                      -----------      ---         --------       --------

BALANCE, DECEMBER 31, 1997 .....               --       10               --             10

Net earnings ...................               --       --           11,426         11,426

Dividend paid ..................               --       --          (11,000)       (11,000)
                                      -----------      ---         --------       --------

BALANCE, DECEMBER 31, 1998 .....      $        --      $10         $    426       $    436
                                      ===========      ===         ========       ========

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF CASH FLOWS


                                                                                   FOR THE PERIOD FROM
                                                              FOR THE YEAR ENDED   SEPTEMBER 5, 1997 TO
                                                              DECEMBER 31, 1998     DECEMBER 31, 1997
                                                              ------------------   --------------------
                                                                       (DOLLARS IN THOUSANDS)

OPERATING ACTIVITIES
  Net earnings .........................................          $  11,426              $--
  Deferred income tax benefit ..........................                (35)              --
  Gain on sale of loans ................................            (17,655)              --
  Net increase in other liabilities ....................                101               --
                                                                  ---------              ---
          Net cash used by operating activities ........             (6,163)              --
                                                                  ---------              ---

INVESTING ACTIVITIES
  Purchase of loans from parent company ................           (383,622)              --
  Proceeds from sale of loans to a trust ...............            401,277               --
                                                                  ---------              ---
          Net cash provided by investing activities.....             17,655               --
                                                                  ---------              ---

FINANCING ACTIVITIES
  Initial capitalization of the Company ................                 --               10
  Issuance of notes payable to parent company ..........            383,622               --
  Repayment of notes payable to parent company .........           (383,622)              --
  Cash dividends paid ..................................            (11,000)              --
                                                                  ---------              ---
          Net cash used by financing activities ........            (11,000)              10
                                                                  ---------              ---
Net increase in cash ...................................                492               10
Cash at beginning of period ............................                 10               --
                                                                  ---------              ---
Cash at end of period ..................................          $     502              $10
                                                                  =========              ===

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      USE OF ESTIMATES. The accounting and reporting policies of Union Planters Mortgage Finance Corp. (the "Company") conform with generally accepted accounting principles and general practice within the financial services industry. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could differ from these estimates.

      BASIS OF PRESENTATION. The financial statements include the accounts of the Company. The Company was established September 5, 1997 as a wholly owned, limited-purpose finance subsidiary of Union Planters Bank, National Association (the "Bank"), which in turn is a subsidiary of Union Planters Corporation ("UPC"). The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities through trusts established by the Company. Securities issued through trusts will be secured primarily by residential mortgage loans and mortgage-backed certificates of various types. These financial statements do not include the accounts of the trusts established to carry out the issuance and sale of collateralized bonds and pass-through securities.

NOTE 2.  SALE OF LOANS

      On May 28, 1998, the Company securitized approximately $381 million in principal amount of previously defaulted FHA insured and VA guaranteed mortgage loans serviced by the Bank. The transaction was accounted for as a sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." The following summarizes the gain:

                 Proceeds from sale of loans..........................            $ 401,277
                 Principal balance of loans...........................             (381,173)
                                                                                  ---------
                           Gain.......................................               20,104
                 Costs................................................               (2,449)
                                                                                  ---------
                           Net gain on the sale.......................            $  17,655
                                                                                  =========

NOTE 3.  INCOME TAXES

      Income taxes are computed on a separate company basis. The Company will file a consolidated federal income tax return with the Bank and UPC. Deferred income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes." The components of income tax expense (benefit) are as follows:

                 Current..............................................            $6,188
                 Deferred.............................................               (35)
                                                                                  ------
                           Total income tax expense...................            $6,153
                                                                                  ======

      The deferred tax asset is composed of accrued expenses that have not been paid. The Company's effective tax rate does not differ from the federal statutory rate of 35%.

NOTE 4.  RELATED PARTY

      The Company is financially dependent on the Bank to sustain its operations, including providing loans and other assets for securitization and sale. The Company is also financially dependent on UPC.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None


                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information in response to this Item is omitted pursuant to General Instruction I

ITEM 11--EXECUTIVE COMPENSATION

      Information in response to this Item is omitted pursuant to General Instruction I

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information in response to this Item is omitted pursuant to General Instruction I

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information in response to this Item is omitted pursuant to General Instruction I


                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (3) Exhibits

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

      (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1998:

          Date of Reports          Items Covered

          None

      (c) Exhibits

          Please refer to Item 14(a)(3) hereinabove.

      (d) Additional financial statements

          (1) Separate Financial Statements of subsidiaries not consolidated and fifty-percent-or-less persons

                 None

          (2)    Affiliates whose securities are pledged as collateral

                 None

          (3)    Schedules

                 None

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          UNION PLANTERS MORTGAGE FINANCE CORP.
                                          (Registrant)



Dated:  February 5, 1999                           By:  /s/ Joel R. Katz
        ----------------                              --------------------------
                                                   Joel R. Katz
                                                   President
                                                   (Principal Executive Officer)



Dated:  February 5, 1999                           By:  /s/ Mark E. Mosteller
        ----------------                              --------------------------
                                                   Mark E. Mosteller
                                                   Vice President
                                                   (Principal Financial Officer)







      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Joel R. Katz                                     Dated:  February 5, 1999
----------------------                                       ----------------
Joel R. Katz
Director


/s/ Mark E. Mosteller                                Dated:  February 5, 1999
----------------------                                       ----------------
Mark E. Mosteller
Director


/s/ Leslie M. Stratton                               Dated:  February 5, 1999
----------------------                                       ----------------
Leslie M. Stratton
Director


/s/ John E. Gnuschke                                 Dated:  February 5, 1999
----------------------                                       ----------------
John E. Gnuschke
Director