Form 10-Q
period 1999-03-31
UNION PLANTERS MORTGAGE FINANCE CORP
filed 1999-04-30
CIK 1045570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                 Yes [X] No [ ]

As of March 31, 1999, the latest practicable date, there were 1,000 shares of Union Planters Mortgage Finance Corp. common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                      UNION PLANTERS MORTGAGE FINANCE CORP.


                                    FORM 10-Q



                                      INDEX


                                                                             Page
                                                                             ----

PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Balance Sheet March 31, 1999 and December 31, 1998..............3

                Statement of Operations for the three months
                ended March 31, 1999 and 1998 ..................................4

                Statement of Changes in Shareholder's Equity
                for the three months ended March 31, 1999 and 1998 .............5

                Statement of Cash Flows for the three months
                ended March 31, 1999 and 1998 ..................................6

                Notes to Unaudited Financial Statements.........................7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations...................8

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings...............................................9

      Item 5.   Other Information...............................................9

      Item 6.   Exhibits and Reports on Form 8-K................................9

      Signatures...............................................................11

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                                  BALANCE SHEET
                                   (UNAUDITED)



                                                                             MARCH 31,              DECEMBER 31,
                                                                                1999                    1998
                                                                        ---------------------   ---------------------
                                                                                   (DOLLARS IN THOUSANDS)

Cash...............................................................         $    5,341              $      502
Deferred income taxes..............................................                142                      35
                                                                            ----------              ----------
          TOTAL ASSETS.............................................         $    5,483              $      537
                                                                            ==========              ==========

Accrued expenses...................................................         $      407              $      101
Tax and other payables to affiliates...............................              1,753                      --
                                                                            ----------              ----------
          TOTAL LIABILITIES........................................              2,160                     101
                                                                            ----------              ----------

Shareholder's equity
  Common stock, par value $.01 per share,
     1,000 shares authorized, issued, and outstanding..............                 --                      --
  Additional paid-in capital.......................................                 10                      10
  Retained earnings................................................              3,313                     426
                                                                            ----------              ----------
          TOTAL SHAREHOLDER'S EQUITY...............................              3,323                     436
                                                                            ----------              ----------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY...............         $    5,483              $      537
                                                                            ==========              ==========

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                        --------------------------------------
                                                                              1999                 1998
                                                                        -----------------    -----------------
                                                                               (DOLLARS IN THOUSANDS)

NONINTEREST INCOME
  Net gain on the sale of residential mortgages....................         $    4,442           $       --
                                                                            ----------           ----------

NONINTEREST EXPENSE
  Professional fees................................................                 --                   48
  Contracted clerical labor........................................                 --                   50
  Other............................................................                 --                   10
                                                                            ----------           ----------
                                                                                    --                  108
                                                                            ----------           ----------
          EARNINGS (LOSS) BEFORE INCOME TAXES......................              4,442                 (108)
Applicable income taxes............................................              1,555                   --
                                                                            ----------           ----------
         NET EARNINGS (LOSS) ......................................         $    2,887           $     (108)
                                                                            ==========           ==========

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)


                                                                ADDITIONAL
                                             COMMON               PAID-IN             RETAINED
                                              STOCK               CAPITAL             EARNINGS               TOTAL
                                        ------------------   ------------------   ------------------   ------------------
                                                                     (DOLLARS IN THOUSANDS)

BALANCE, JANUARY 1, 1999..........         $      --            $       10           $      426           $      436

Net earnings......................                --                    --                2,887                2,887
                                           ---------            ----------           ----------           ----------

BALANCE, MARCH 31, 1999...........         $      --            $       10           $    3,313           $    3,323
                                           =========            ==========           ==========           ==========

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                         ---------------------------------------
                                                                              1999                   1998
                                                                         ----------------       ----------------
                                                                                 (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings (loss) .............................................          $    2,887             $     (108)
  Deferred income tax benefit......................................                (107)                    --
  Gain on sale of loans............................................              (4,442)                    --
  Net increase in other assets.....................................                  --                   (266)
  Net increase in other liabilities................................               2,059                    375
                                                                             ----------             ----------
          Net cash provided by operating activities................                 397                      1
                                                                             ----------             ----------

INVESTING ACTIVITIES
  Purchase of loans from parent company............................            (132,467)                    --
  Proceeds from sale of loans to a trust...........................             136,909                     --
                                                                             ----------             ----------
          Net cash provided by investing activities................               4,442                     --
                                                                             ----------             ----------

FINANCING ACTIVITIES
  Issuance of notes payable to parent company......................             132,467                     --
  Repayment of notes payable to parent company.....................            (132,467)                    --
                                                                             ----------             ----------
          Net cash used by financing activities....................                  --                     --
                                                                             ----------             ----------
Net increase in cash...............................................               4,839                      1
Cash at beginning of period........................................                 502                     10
                                                                             ----------             ----------
Cash at end of period..............................................          $    5,341             $       11
                                                                             ==========             ==========

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

NOTE 2.  SALE OF LOANS

      In February 1999, the Company securitized approximately $132 million in principal amount of previously defaulted FHA insured and VA guaranteed mortgage loans serviced by the Bank. The transaction was accounted for as a sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." The following summarizes the gain:

Proceeds from sale of loans...............       $  137,817
Principal balance of loans................         (132,467)
                                                 ----------
          Gain............................            5,350
Costs.....................................             (908)
                                                 ----------
          Net gain on the sale of loans...       $    4,442
                                                 ==========

NOTE 3.  INCOME TAXES

      Income taxes are computed on a separate company basis. The Company will file a consolidated federal income tax return with the Bank and UPC. Deferred income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes." The components of income tax expense (benefit) are as follows:

Current...................................       $    1,662
Deferred..................................             (107)
                                                 ----------
          Total income tax expense........       $    1,555
                                                 ==========

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

      In February 1999, the Company securitized approximately $132 million in principal amount of previously defaulted FHA-insured and VA-guaranteed mortgage loans serviced by the Bank. The loans securitized had a weighted-average maturity of 222 months and a weighted-average interest rate of 9.67% per annum. The loans will continue to be serviced by the Bank for a one percent fee. Affiliates of the Company purchased all of the subordinated securities issued in this transaction, with an approximate market value of $9.3 million. This securitization, treated as a sale, resulted in a total gain of approximately $5.4 million before costs and expenses. Securitization costs and expenses accrued by the Company were approximately $954,000 and at March 31, 1999, the balance of the accrual was $405,000. Securitization costs and expenses included underwriting costs, legal and accounting fees, as well as cost to prepare, record and deliver loan documents and files. Credit losses not covered by insurance or guarantees are absorbed by subordinated security holders or, in limited circumstances, the Bank as servicer. Therefore, the Company carries no loan loss reserves.

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

4.7      Copy of Series 1999-1 Pooling and Servicing Agreement, dated as of
         February 1, 1999, by and among the Registrant, Union Planters Bank,
         N.A., as Master Servicer, and Contract of Insurance Holder, and The
         Bank of New York, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed March 2,
         1999).

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

         1.       Form 8-K filed February 10, 1999 (Item 5).

         2.       Form 8-K filed February 19, 1999 (Item 5).

         3.       Form 8-K filed March 2, 1999 (Item 5, Item 7).

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                     UNION PLANTERS MORTGAGE FINANCE CORP.
                                                 (REGISTRANT)


Date:   April 30, 1999         By:             /s/ Joel P. Katz
     ------------------            ---------------------------------------------
                                               Joel P. Katz
                                              President and
                                          Chief Executive Officer




                               By:            /s/ Mark Mosteller
                                  ---------------------------------------------
                                               Mark Mosteller
                                               Vice President
                                          (Principal Financial Officer)