Form 10-Q
period 1999-06-30
UNION PLANTERS MORTGAGE FINANCE CORP
filed 1999-07-23
CIK 1045570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________


                        Commission File Number 000-23849

                      UNION PLANTERS MORTGAGE FINANCE CORP.
             (Exact name of registrant as specified in its charter)


        Delaware                                          62-1712370
-------------------------------                --------------------------------
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

                                 Yes [X]    No [ ]

As of June 30, 1999, the latest practicable date, there were 1,000 shares of Union Planters Mortgage Finance Corp. common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                      UNION PLANTERS MORTGAGE FINANCE CORP.


                                    FORM 10-Q



                                      INDEX

                                                                                                                    Page
                                                                                                                    ----
PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Balance Sheet June 30, 1999 and December 31, 1998......................................................3

                Statement of Operations for the three and six months
                ended June 30, 1999 and 1998 ..........................................................................4

                Statement of Changes in Shareholder's Equity
                for the six months ended June 30, 1999 and 1998 .......................................................5

                Statement of Cash Flows for the six months
                ended June 30, 1999 and 1998 ..........................................................................6

                Notes to Unaudited Financial Statements................................................................7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........................................................8

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings......................................................................................9

      Item 5.   Other Information......................................................................................9

      Item 6.   Exhibits and Reports on Form 8-K.......................................................................9

      Signatures......................................................................................................11

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                             JUNE 30,               DECEMBER 31,
                                                                              1999                     1998
                                                                            ----------              ------------
                                                                                   (DOLLARS IN THOUSANDS)

Cash...............................................................         $      535              $      502
Deferred income taxes..............................................                 84                      35
                                                                            ----------              ----------
          TOTAL ASSETS.............................................         $      619              $      537
                                                                            ==========              ==========

Accrued expenses...................................................         $      240              $      101
Tax and other payables to affiliates...............................                 56                      --
                                                                            ----------              ----------
          TOTAL LIABILITIES........................................                296                     101
                                                                            ----------              ----------

Shareholder's equity
  Common stock, par value $.01 per share,
     1,000 shares authorized, issued, and outstanding..............                 --                      --
  Additional paid-in capital.......................................                 10                      10
  Retained earnings................................................                313                     426
                                                                            ----------              ----------
          TOTAL SHAREHOLDER'S EQUITY...............................                323                     436
                                                                            ----------              ----------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY...............         $      619              $      537
                                                                            ==========              ==========

--------------------
The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                        JUNE 30,                              JUNE 30,
                                                              ------------------------------ -----------------------------------
                                                                 1999               1998               1999              1998
                                                              ----------         ----------         ----------        ----------
                                                                                    (DOLLARS IN THOUSANDS)
NONINTEREST INCOME
  Net gain on the sale of residential mortgages......         $       --         $   17,498         $    4,442        $   17,498
                                                              ----------         ----------         ----------        ----------

NONINTEREST EXPENSE
  Professional fees..................................                 --                (48)                --                --
  Contracted clerical labor..........................                 --                (50)                --                --
  Other..............................................                 --                (10)                --                --
                                                              ----------         ----------         ----------        ----------
                                                                      --               (108)                --                --
                                                              ----------         ----------         ----------        ----------

          EARNINGS BEFORE INCOME TAXES...............                 --             17,606              4,442            17,498
Applicable income taxes..............................                 --              6,124              1,555             6,124
                                                              ----------         ----------         ----------        ----------
         NET EARNINGS................................         $       --         $   11,482         $    2,887        $   11,374
                                                              ==========         ==========         ==========        ==========

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)

                                                              ADDITIONAL
                                            COMMON             PAID-IN             RETAINED
                                             STOCK             CAPITAL             EARNINGS             TOTAL
                                           ---------          ------------        ----------         ----------
                                                                  (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1999..........         $      --          $       10          $      426         $      436

Net earnings......................                --                  --               2,887              2,887

Dividends.........................                --                  --              (3,000)            (3,000)
                                           ---------          ----------          ----------         ----------

BALANCE, JUNE 30, 1999............         $      --          $       10          $      313         $      323
                                           =========          ==========          ==========         ==========

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                     -----------------------------
                                                                         1999               1998
                                                                     -----------        ----------
                                                                        (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings..............................................         $    2,887         $   11,374
  Deferred income tax benefit...............................                (49)              (352)
  Gain on sale of loans.....................................             (4,442)           (17,498)
  Net increase in other assets..............................                 --                 --
  Net increase in other liabilities.........................                195              7,481
                                                                     ----------         ----------
          Net cash provided by (used in) operating activities            (1,409)             1,005
                                                                     ----------         ----------

INVESTING ACTIVITIES
  Purchase of loans from parent company.....................           (132,467)          (383,779)
  Net proceeds from sale of loans to a trust................            136,909            401,277
                                                                     ----------         ----------
          Net cash provided by investing activities.........              4,442             17,498
                                                                     ----------         ----------

FINANCING ACTIVITIES
  Issuance of notes payable to parent company...............            132,467            383,779
  Repayment of notes payable to parent company..............           (132,467)          (383,779)
  Cash dividends paid.......................................             (3,000)           (11,000)
                                                                     ----------         ----------
          Net cash used by financing activities.............             (3,000)           (11,000)
                                                                     ----------         ----------
Net increase in cash........................................                 33              7,503
Cash at beginning of period.................................                502                 10
                                                                     ----------         ----------
Cash at end of period.......................................         $      535         $    7,513
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

NOTE 2.  SALE OF LOANS

      In February 1999 and May 1998, the Company securitized approximately $132 million and $381 million, respectively, in principal amount of previously defaulted FHA insured and VA guaranteed mortgage loans serviced by the Bank. The transactions were accounted for as a sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." The following summarizes the gains:

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                   -----------------------------
                                                      1999               1998
                                                   ----------         ----------
Proceeds from sale of loans................        $  137,817         $  401,277
Principal balance of loans.................          (132,467)          (381,173)
                                                   ----------         ----------
          Gain.............................             5,350             20,104
Costs......................................              (908)            (2,606)
                                                   ----------         ----------
          Net gain on the sale of loans ...        $    4,442         $   17,498
                                                   ==========         ==========

NOTE 3.  INCOME TAXES

      Income taxes are computed on a separate company basis. The Company files a consolidated federal income tax return with the Bank and UPC. Deferred income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes." The components of income tax expense (benefit) are as follows:

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                   -----------------------------
                                                      1999               1998
                                                   ----------         ----------
Current..............................              $    1,604         $    6,476
Deferred.............................                     (49)              (352)
                                                   ----------         ----------
          Total income tax expense...              $    1,555         $    6,124
                                                   ==========         ==========

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

      In February 1999, the Company securitized approximately $132 million in principal amount of previously defaulted FHA-insured and VA-guaranteed mortgage loans serviced by the Bank. The loans securitized had a weighted-average maturity of 222 months and a weighted-average interest rate of 9.67% per annum. The loans will continue to be serviced by the Bank for a one percent fee. Affiliates of the Company purchased all of the subordinated securities issued in this transaction, with an approximate market value of $9.3 million. This securitization, treated as a sale, resulted in a total gain of approximately $5.4 million before costs and expenses. Securitization costs and expenses accrued by the Company were approximately $954,000 and the balance of the accrual was $240,000 at June 30, 1999. Securitization costs and expenses included underwriting costs, legal and accounting fees, as well as cost to prepare, record and deliver loan documents and files. Credit losses not covered by insurance or guarantees are absorbed by subordinated security holders or, in limited circumstances, the Bank as servicer. Therefore, the Company carries no loan loss reserves. Excess cash resulting primarily from the net gain of $4.4 million resulted in declaration of a dividend payment to the Bank of $3.0 million.

      In May 1998, the Company securitized approximately $381 million in principal amount of previously defaulted FHA-insured and VA-guaranteed mortgage loans serviced by the Bank. The loans securitized had a weighted-average maturity of 218 months and a weighted-average interest rate of 9.87% per annum. The loans are serviced by the Bank for a one percent fee. Affiliates of the Company purchased all of the subordinated securities issued in this transaction, with an approximate market value of $17.4 million. This securitization, treated as a sale, resulted in a total gain of approximately $17.5 million. Credit losses not covered by insurance or guarantees are absorbed by subordinated security holders or, in limited circumstances, the Bank as servicer. Therefore, the Company carries no loan reserves. The Company has incurred and will continue to incur expenses associated with preparation and maintenance of loan files and recordation of loan documents. Excess cash resulting largely from a net gain of $17.5 million resulted in declaration of a dividend payment to the Bank of $11.0 million.

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

                  None.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                     UNION PLANTERS MORTGAGE FINANCE CORP.
                                                                          (REGISTRANT)


Date:           July 23, 199                         By:                  /s/ Joel P. Katz
           --------------------------                    ------------------------------------------------------
                                                                          Joel P. Katz
                                                                   President and Chief Executive Officer




                                                     By:                      /s/ Mark Mosteller
                                                         ------------------------------------------------------
                                                                              Mark Mosteller
                                                                              Vice President
                                                                     (Principal Financial Officer)