Form 10-Q
period 1999-09-30
UNION PLANTERS MORTGAGE FINANCE CORP
filed 1999-10-18
CIK 1045570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                        Commission File Number 000-23849

                      UNION PLANTERS MORTGAGE FINANCE CORP.
             (Exact name of registrant as specified in its charter)


           Delaware                                               62-1712370
-------------------------------                              -------------------
(State or other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)


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

                                 Yes [X] No [ ]

As of September 30, 1999, the latest practicable date, there were 1,000 shares of Union Planters Mortgage Finance Corp. common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                      UNION PLANTERS MORTGAGE FINANCE CORP.


                                    FORM 10-Q



                                      INDEX


                                                                                 Page
                                                                                 ----
PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements
                Balance Sheet September 30, 1999 and December 31, 1998.............3

                Statement of Operations for the three and nine months
                ended September 30, 1999 and 1998 .................................4

                Statement of Changes in Shareholder's Equity
                for the nine months ended September 30, 1999 and 1998 .............5

                Statement of Cash Flows for the nine months
                ended September 30, 1999 and 1998 .................................6

                Notes to Unaudited Financial Statements............................7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations......................8

      Item 3.   Quantitative and Qualitative Disclosure
                about Market Risk..................................................8

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings..................................................9

      Item 5.   Other Information..................................................9

      Item 6.   Exhibits and Reports on Form 8-K...................................9

      Signatures..................................................................11


                      UNION PLANTERS MORTGAGE FINANCE CORP.
                                  BALANCE SHEET
                                   (UNAUDITED)



                                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                                1999                    1998
                                                                            -------------           ------------
                                                                                   (DOLLARS IN THOUSANDS)
Cash...............................................................         $      520              $      502
Deferred income taxes..............................................                 84                      35
                                                                            ----------              ----------
          TOTAL ASSETS.............................................         $      604              $      537
                                                                            ==========              ==========

Accrued expenses...................................................         $      239              $      101
Tax and other payables to affiliates...............................                 51                      --
                                                                            ----------              ----------
          TOTAL LIABILITIES........................................                290                     101
                                                                            ----------              ----------

Shareholder's equity
  Common stock, par value $.01 per share,
     1,000 shares authorized, issued, and outstanding..............                 --                      --
  Additional paid-in capital.......................................                 10                      10
  Retained earnings................................................                304                     426
                                                                            ----------              ----------
          TOTAL SHAREHOLDER'S EQUITY...............................                314                     436
                                                                            ----------              ----------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY...............         $      604              $      537
                                                                            ==========              ==========

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                             ------------------                     -----------------
                                                           1999               1998                1999                1998
                                                           ----               ----                ----                ----
                                                                              (DOLLARS IN THOUSANDS)
NONINTEREST INCOME
  Net gain on the sale of residential mortgages......   $       --         $       --         $    4,442          $   17,498
                                                        ----------         ----------         ----------          ----------

NONINTEREST EXPENSE
  Professional fees..................................           15                 --                 15                  --
  Contracted clerical labor..........................           --                 --                 --                  --
  Other..............................................           --                 --                 --                  --
                                                        ----------         ----------         ----------          ----------
                                                                15                 --                 15                  --
                                                        ----------         ----------         ----------          ----------

         EARNINGS (LOSS) BEFORE INCOME TAXES........           (15)                --              4,427              17,498
Applicable income taxes..............................           (6)                --              1,549               6,124
                                                        ----------         ----------         ----------          ----------
         NET EARNINGS (LOSS).........................   $       (9)        $       --         $    2,878          $   11,374
                                                        ==========         ==========         ==========          ==========

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)


                                                               ADDITIONAL
                                             COMMON             PAID-IN            RETAINED
                                              STOCK             CAPITAL             EARNINGS            TOTAL
                                           ---------          -----------         ----------         ----------
                                                                  (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1999..........         $      --          $       10          $      426         $      436

Net earnings......................                --                  --               2,878              2,878

Dividends.........................                --                  --              (3,000)            (3,000)
                                           ---------          ----------          ----------         ----------

BALANCE, SEPTEMBER 30, 1999.......         $      --          $       10          $      304         $      314
                                           =========          ==========          ==========         ==========


--------------------


The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     -----------------------------
                                                                         1999              1998
                                                                     ----------         ----------
                                                                         (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings..............................................         $    2,878         $   11,374
  Deferred income tax benefit...............................                (49)              (202)
  Gain on sale of loans.....................................             (4,442)           (17,498)
  Net increase in tax receivable from affiliates............                 --               (150)
  Net increase in other liabilities.........................                189                182
                                                                     ----------         ----------
          Net cash used by operating activities.............             (1,424)            (6,294)
                                                                     ----------         -----------

INVESTING ACTIVITIES
  Purchase of loans from parent company.....................           (132,467)          (383,779)
  Net proceeds from sale of loans to a trust................            136,909            401,277
                                                                     ----------         ----------
          Net cash provided by investing activities.........              4,442             17,498
                                                                     ----------         ----------

FINANCING ACTIVITIES
  Issuance of notes payable to parent company...............            132,467            383,779
  Repayment of notes payable to parent company..............           (132,467)          (383,779)
  Cash dividends paid.......................................             (3,000)           (11,000)
                                                                     ----------         ----------
          Net cash used by financing activities.............             (3,000)           (11,000)
                                                                     ----------         ----------
Net increase in cash........................................                 18                204
Cash at beginning of period.................................                502                 10
                                                                     ----------         ----------
Cash at end of period.......................................         $      520         $      214
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


                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
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
                                                   ==========         ==========


NOTE 3.  INCOME TAXES

      Income taxes are computed on a separate company basis. The Company files a consolidated federal income tax return with the Bank and UPC. Deferred income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes." The components of income tax expense (benefit) are as follows:


                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                   -----------------------------
                                                      1999               1998
                                                   ----------         ----------
Current..............................              $    1,598         $    6,326
Deferred.............................                     (49)              (202)
                                                   ----------         ----------
          Total income tax expense...              $    1,549         $    6,124
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

      In February 1999, the Company securitized approximately $132 million in principal amount of previously defaulted FHA-insured and VA-guaranteed mortgage loans serviced by the Bank. The loans securitized had a weighted-average maturity of 222 months and a weighted-average interest rate of 9.67% per annum. The loans will continue to be serviced by the Bank for a one percent fee. Affiliates of the Company purchased all of the subordinated securities issued in this transaction, with an approximate market value of $9.3 million. This securitization, treated as a sale, resulted in a total gain of approximately $5.4 million before costs and expenses. Securitization costs and expenses accrued by the Company were approximately $954,000 and the balance of the accrual was $240,000 at September 30, 1999. Securitization costs and expenses included underwriting costs, legal and accounting fees, as well as cost to prepare, record and deliver loan documents and files. Credit losses not covered by insurance or guarantees are absorbed by subordinated security holders or, in limited circumstances, the Bank as servicer. Therefore, the Company carries no loan loss reserves. Excess cash resulting primarily from the net gain of $4.4 million resulted in declaration of a dividend payment to the Bank of $3.0 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The disclosures required by this item are not applicable to the Company.

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



                                          UNION PLANTERS MORTGAGE FINANCE CORP.
                                                      (REGISTRANT)


Date: October 15, 1999                    By:         /s/ Joel R. Katz
      ----------------                       ----------------------------------
                                                       Joel R. Katz
                                                       President and
                                                  Chief Executive Officer




                                          By:         /s/ Mark Mosteller
                                             ----------------------------------
                                                      Mark Mosteller
                                                      Vice President
                                                (Principal Financial Officer)