Form 10-K405
period 1999-12-31
UNION PLANTERS MORTGAGE FINANCE CORP
filed 2000-02-15
CIK 1045570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                      Union Planters Administrative Center
                           7130 Goodlett Farms Parkway
                            Cordova, Tennessee 38018
             ------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 580-6000
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, par
                                                             -----------------
                              value $0.01 per share
                              ---------------------

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days:

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X}

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of the latest practicable date, December 31, 1999: NONE

As of January 31, 2000, the latest practicable date, there were 1,000 shares of Union Planters Mortgage Finance Corp. common stock outstanding, all of which are owned by Union Planters Bank, National Association.

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

         In February 1999, the Company securitized approximately $132 million in principal amount of previously defaulted FHA-insured and VA-guaranteed mortgage loans serviced by the Bank. The loans securitized had a weighted-average maturity of 222 months and a weighted-average interest rate of 9.67% per annum. The loans will continue to be serviced by the Bank for a one percent fee. Affiliates of the Company purchased all of the subordinated securities issued in this transaction, with an approximate market value of $9.3 million. This securitization, treated as a sale, resulted in a gross gain of approximately $5.4 million before costs and expenses. Securitization costs and expenses accrued by the Company were approximately $829,000. Securitization costs and expenses included underwriting costs, legal and accounting fees, as well as cost to prepare, record and deliver loan documents and files. Credit losses not covered by insurance or guarantees are absorbed by subordinated security holders or, in limited circumstances, the Bank as servicer. Therefore, the Company carries no loan loss reserves. Excess cash resulting primarily from the net gain of $4.5 million resulted in declaration of a dividend payment to the Bank of $3.0 million.

         On May 28, 1998 the Company securitized approximately $381 million in principal amount of previously defaulted FHA-insured and VA-guaranteed mortgage loans serviced by the Bank. The loans securitized had a weighted-average maturity of 218 months and a weighted-average interest rate of 9.87% per annum. The loans will continue to be serviced by the Bank for a one percent fee. Affiliates of the Company purchased all of the subordinated securities issued in this transaction, with an approximate market value of $17.4 million. This securitization, treated as a sale, resulted in a gross gain of approximately $20.1 million. Credit losses not covered by insurance or guarantees are absorbed by subordinated security holders or, in limited circumstances, the Bank as servicer. Therefore, the Company carries no loan loss reserves. The Company has incurred and will continue to incur expenses associated with preparation and maintenance of loan files and recordation of loan documents. Excess cash resulting largely from a net gain of $17.6 million resulted in declaration of a dividend to dividend payment to the Bank of $11.0 million.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Not Applicable.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                           Page
                                                                                                           ----

AUDITED FINANCIAL STATEMENTS

UNION PLANTERS MORTGAGE FINANCE CORP.

Report of Independent Accountants........................................................................    4

Balance Sheet - December 31, 1999 and 1998...............................................................    5

Statement of Operations - For the years ended December 31, 1999 and 1998 and
the period from September 5, 1997 to December 31, 1997...................................................    6

Statement of Shareholders' Equity - For the years ended December 31, 1999 and 1998 and
the period from September 5, 1997 to December 31, 1997...................................................    7

Statement of Cash Flows - For the years ended December 31, 1999 and 1998 and
the period from September 5, 1997 to December 31, 1997...................................................    8

Notes to Financial Statements............................................................................    9

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholder of Union Planters Mortgage Finance
Corp.


         In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Union Planters Mortgage Finance Corp. (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and the period from September 5, 1997 to December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
Memphis, Tennessee
January 20, 2000

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                                  BALANCE SHEET


                                                              DECEMBER 31,
                                                          -------------------
                                                          1999           1998
                                                          ----           ----
                                                        (DOLLARS IN THOUSANDS)

Cash ................................................     $489           $502
Deferred income taxes ...............................       45             35
                                                          ----           ----
          TOTAL ASSETS ..............................     $534           $537
                                                          ====           ====

Accrued expenses ....................................     $128           $101
Taxes payable to affiliates .........................       46             --
                                                          ----           ----
          TOTAL LIABILITIES .........................      174            101
                                                          ----           ----

Shareholder's equity
  Common stock, par value $.01 per share,
     1,000 shares authorized, issued, and outstanding       --             --
  Additional paid-in capital ........................       10             10
  Retained earnings .................................      350            426
                                                          ----           ----
          TOTAL SHAREHOLDER'S EQUITY ................      360            436
                                                          ----           ----
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY      $534           $537
                                                          ====           ====

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF OPERATIONS


                                                    FOR THE YEARS ENDED
                                                        DECEMBER 31,       FOR THE PERIOD FROM
                                                    -------------------    SEPTEMBER 5, 1997 TO
                                                      1999        1998      DECEMBER 31, 1997
                                                      ----        ----      -----------------
                                                             (DOLLARS IN THOUSANDS)
NONINTEREST INCOME
  Net gain on the sale of residential mortgages      $4,521      $17,655       $       --
                                                     ------      -------       ----------

NONINTEREST EXPENSE
  Franchise taxes .............................          --            1               --
  Professional fees ...........................          15           75               --
                                                     ------      -------       ----------
                                                         15           76               --
                                                     ------      -------       ----------

          EARNINGS BEFORE INCOME TAXES ........       4,506       17,579               --
Applicable income taxes .......................       1,582        6,153               --
                                                     ------      -------       ----------
         NET EARNINGS .........................      $2,924      $11,426       $       --
                                                     ======      =======       ==========

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND FOR THE
               PERIOD FROM SEPTEMBER 5, 1997 TO DECEMBER 31, 1997


                                                    ADDITIONAL
                                         COMMON      PAID-IN    RETAINED
                                         STOCK       CAPITAL    EARNINGS         TOTAL
                                         ------     ----------  --------         -----
                                                    (DOLLARS IN THOUSANDS)

Initial capitalization on
  September 5, 1997--issuance of
  1,000 shares of $0.01 par
  value common stock ...........      $        --      $10      $     --       $     10
                                      -----------      ---      --------       --------

BALANCE, DECEMBER 31, 1997 .....               --       10            --             10

Net earnings ...................               --       --        11,426         11,426

Dividend paid ..................               --       --       (11,000)       (11,000)
                                      -----------      ---      --------       --------

BALANCE, DECEMBER 31, 1998 .....               --       10           426            436

Net earnings ...................               --       --         2,924          2,924

Dividends paid .................               --       --        (3,000)        (3,000)
                                      -----------      ---      --------       --------

BALANCE, DECEMBER 31, 1999 .....      $        --      $10      $    350       $    360
                                      ===========      ===      ========       ========

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF CASH FLOWS


                                                            FOR THE YEARS ENDED
                                                                DECEMBER 31,         FOR THE PERIOD FROM
                                                         -------------------------   SEPTEMBER 5, 1997 TO
                                                           1999             1998      DECEMBER 31, 1997
                                                         -------         ---------   --------------------
                                                                 (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings ....................................      $   2,924       $  11,426           $--
  Deferred income tax benefit .....................            (10)            (35)           --
  Gain on sale of loans ...........................         (4,521)        (17,655)           --
  Net increase in other liabilities ...............             73             101            --
  Costs related to sale of loans to a trust .......           (829)         (2,449)           --
                                                         ---------       ---------           ---
          Net cash used by operating activities ...         (1,534)         (6,163)           --
                                                         ---------       ---------           ---

INVESTING ACTIVITIES
  Purchase of loans from parent company ...........       (132,467)       (381,173)           --
  Proceeds from sale of loans to a trust ..........        137,817         401,277            --
  Costs related to sale of loans to a trust .......           (829)         (2,449)           --
                                                         ---------       ---------           ---
          Net cash provided by investing activities          4,521          17,655            --
                                                         ---------       ---------           ---

FINANCING ACTIVITIES
  Initial capitalization of the Company ...........             --              --            10
  Issuance of notes payable to parent company .....        132,467         383,622            --
  Repayment of notes payable to parent company ....       (132,467)       (383,622)           --
  Cash dividends paid .............................         (3,000)        (11,000)           --
                                                         ---------       ---------           ---
          Net cash used by financing activities ...         (3,000)        (11,000)           10
                                                         ---------       ---------           ---
Net increase (decrease) in cash ...................            (13)            492            10
Cash at beginning of period .......................            502              10            --
                                                         ---------       ---------           ---
Cash at end of period .............................      $     489       $     502           $10
                                                         =========       =========           ===

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

NOTE 2. SALE OF LOANS

         In February 1999 and May 1998, the Company securitized approximately $132 million and $381 million, respectively, in principal amount of previously defaulted FHA insured and VA guaranteed mortgage loans serviced by the Bank. The transactions were accounted for as sales in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." The following summarizes the gains:

                                       FOR THE YEARS ENDED
                                           DECEMBER 31,
                                    -------------------------
                                       1999            1998
                                    ----------      ---------

Proceeds from sale of loans ..      $ 137,817       $ 401,277
Principal balance of loans ...       (132,467)       (381,173)
                                    ---------       ---------
          Gain ...............          5,350          20,104
Costs ........................           (829)         (2,449)
                                    ---------       ---------
          Net gain on the sale      $   4,521       $  17,655
                                    =========       =========

NOTE 3. INCOME TAXES

         Income taxes are computed on a separate company basis. The Company will file a consolidated federal income tax return with the Bank and UPC. Deferred income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes." The components of income tax expense (benefit) are as follows:

                                       FOR THE YEARS ENDED
                                           DECEMBER 31,
                                    -------------------------
                                       1999            1998
                                    ----------      ---------
Current ..........................   $ 1,592         $ 6,188
Deferred .........................       (10)            (35)
                                     -------         -------
          Total income tax expense   $ 1,582         $ 6,153
                                     =======         =======

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

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information in response to this Item is omitted pursuant to General Instruction I

                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1) Index to financial statements is included in Item 8.

         (a) (2) Not applicable

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



                                           UNION PLANTERS MORTGAGE FINANCE CORP.
                                           (Registrant)



Dated:  January 26, 2000                   By:  /s/ Joel R. Katz
        ----------------                        --------------------------------
                                           Joel R. Katz
                                           President
                                           (Principal Executive Officer)



Dated:  January 26, 2000                   By:  /s/ Mark E. Mosteller
        ----------------                        --------------------------------
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



/s/ Joel R. Katz                                    Dated: January 26, 2000
----------------------                                     ----------------
Joel R. Katz
Director


/s/ Mark E. Mosteller                               Dated: January 26, 2000
----------------------                                     ----------------
Mark E. Mosteller
Director


/s/ Leslie M. Stratton                              Dated: January 26, 2000
----------------------                                     ----------------
Leslie M. Stratton
Director


/s/ John E. Gnuschke                                Dated: January 26, 2000
----------------------                                     ----------------
John E. Gnuschke
Director