Form 10-Q
period 2000-03-31
UNION PLANTERS MORTGAGE FINANCE CORP
filed 2000-05-08
CIK 1045570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                        Commission File Number 000-23849
                                               ---------

                      UNION PLANTERS MORTGAGE FINANCE CORP.
             (Exact name of registrant as specified in its charter)


            Delaware                                      62-1712370
----------------------------------             ---------------------------------
(State or other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                      Union Planters Administrative Center
                           7130 Goodlett Farms Parkway
                            Cordova, Tennessee 38018
                 ----------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 580-6000
                                                          ----------------

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

                             Yes [X]     No [ ]

As of April 30, 2000, the latest practicable date, there were 1,000 shares of Union Planters Mortgage Finance Corp. common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                      UNION PLANTERS MORTGAGE FINANCE CORP.


                                    FORM 10-Q



                                      INDEX


                                                                                         Page
                                                                                         ----

PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

                Balance Sheet March 31, 2000 and December 31, 1999..........................3

                Statement of Operations for the three months
                ended March 31, 2000 and 1999 ..............................................4

                Statement of Changes in Shareholder's Equity
                for the three months ended March 31, 2000 and 1999 .........................5

                Statement of Cash Flows for the three months
                ended March 31, 2000 and 1999 ..............................................6

                Notes to Unaudited Financial Statements.....................................7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............................8

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings...........................................................9

      Item 5.   Other Information...........................................................9

      Item 6.   Exhibits and Reports on Form 8-K............................................9

      Signatures...........................................................................11

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                                  BALANCE SHEET
                                   (UNAUDITED)



                                                             MARCH 31,       DECEMBER 31,
                                                               2000              1999
                                                           ------------      ------------
                                                               (DOLLARS IN THOUSANDS)

Cash ................................................      $        487      $        489
Deferred income taxes ...............................                45                45
                                                           ------------      ------------
          TOTAL ASSETS ..............................      $        532      $        534
                                                           ============      ============

Accrued expenses ....................................      $        127      $        128
Tax and other payables to affiliates ................                45                46
                                                           ------------      ------------
          TOTAL LIABILITIES .........................               172               174
                                                           ------------      ------------

Shareholder's equity
  Common stock, par value $.01 per share,
     1,000 shares authorized, issued, and outstanding                --                --
  Additional paid-in capital ........................                10                10
  Retained earnings .................................               350               350
                                                           ------------      ------------
          TOTAL SHAREHOLDER'S EQUITY ................               360               360
                                                           ------------      ------------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY       $        532      $        534
                                                           ============      ============

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     ----------------------
                                                       2000          1999
                                                     --------      --------
                                                     (DOLLARS IN THOUSANDS)

NONINTEREST INCOME
  Net gain on the sale of residential mortgages      $     --      $  4,442
                                                     --------      --------

          EARNINGS BEFORE INCOME TAXES ........            --         4,442
Income taxes ..................................            --         1,555
                                                     --------      --------
         NET EARNINGS .........................      $     --      $  2,887
                                                     ========      ========

--------------------

The accompanying notes are an integral part of these financial statements.

                     UNION PLANTERS MORTGAGE FINANCE CORP.
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)


                                                  ADDITIONAL
                                    COMMON         PAID-IN         RETAINED
                                    STOCK          CAPITAL         EARNINGS         TOTAL
                                  ----------      ----------      ----------      ----------
                                                    (DOLLARS IN THOUSANDS)

BALANCE, JANUARY 1, 2000 ...      $       --      $       10      $      350      $      360

Net earnings ...............              --              --              --              --
                                  ----------      ----------      ----------      ----------

BALANCE, MARCH 31, 2000 ....      $       --      $       10      $      350      $      360
                                  ==========      ==========      ==========      ==========

--------------------

The accompanying notes are an integral part of these financial statements.

                     UNION PLANTERS MORTGAGE FINANCE CORP.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    -------------------------
                                                                      2000            1999
                                                                    ---------       ---------
                                                                      (DOLLARS IN THOUSANDS)


OPERATING ACTIVITIES
  Net earnings ...............................................      $      --       $   2,887
  Deferred income tax benefit ................................             --            (107)
  Gain on sale of loans ......................................             --          (4,442)
  Net increase (decrease) in other liabilities ...............             (2)          2,059
                                                                    ---------       ---------
          Net cash provided (used) by operating activities ...             (2)            397
                                                                    ---------       ---------

INVESTING ACTIVITIES
  Purchase of loans from parent company ......................             --        (132,467)
  Proceeds from sale of loans to a trust .....................             --         136,909
                                                                    ---------       ---------
          Net cash provided by investing activities ..........             --           4,442
                                                                    ---------       ---------

FINANCING ACTIVITIES
  Issuance of notes payable to parent company ................             --         132,467
  Repayment of notes payable to parent company ...............             --        (132,467)
                                                                    ---------       ---------
          Net cash used by financing activities ..............             --              --
                                                                    ---------       ---------
Net increase (decrease) in cash ..............................             (2)          4,839
Cash at beginning of period ..................................            489             502
                                                                    ---------       ---------
Cash at end of period ........................................      $     487       $   5,341
                                                                    =========       =========

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

      USE OF ESTIMATES. The accounting and reporting policies of Union Planters Mortgage Finance Corp. (the "Company") conform with generally accepted accounting principles and general practice within the financial services industry in the United States. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could differ from these estimates.



NOTE 2.  SALE OF LOANS

      In February 1999, the Company securitized approximately $132 million in principal amount of previously defaulted FHA insured and VA guaranteed mortgage loans serviced by the Bank. The transaction was accounted for as a sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." There were no securitizations in the first quarter of 2000. The following summarizes the gain for the three months ended March 31, 1999:

Proceeds from sale of loans .............      $ 137,817
Principal balance of loans ..............       (132,467)
                                               ---------
        Gain ............................          5,350
Costs ...................................           (908)
                                               ---------
        Net gain on the sale of loans ...      $   4,442
                                               =========

NOTE 3.  INCOME TAXES

      Income taxes are computed on a separate company basis. The Company will file a consolidated federal income tax return with the Bank and UPC. Deferred income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes." The components of income tax expense for the three months ended March 31, 1999 are as follows:

Current ..............................      $ 1,662
Deferred .............................         (107)
                                            -------
          Total income tax expense ...      $ 1,555
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

      There were no transactions in the first quarter of 2000.

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



                                           UNION PLANTERS MORTGAGE FINANCE CORP.
                                                       (REGISTRANT)


Date:      May 5, 2000                     By:      /s/ Douglas R. Miller
     ----------------------                   ----------------------------------
                                                    Douglas R. Miller
                                                    President and
                                                    Chief Executive Officer





                                           By:      /s/ Mark Mosteller
                                              ----------------------------------
                                                    Mark Mosteller
                                                    Executive Vice President and
                                                    Chief Operating Officer