Form 10-Q
period 2000-06-30
UNION PLANTERS MORTGAGE FINANCE CORP
filed 2000-07-20
CIK 1045570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                            --------     --------

                       Commission File Number  000-23849
                                              -----------

                      UNION PLANTERS MORTGAGE FINANCE CORP.
             (Exact name of registrant as specified in its charter)

            Delaware                                       62-1712370
--------------------------------               ---------------------------------
(State or other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                      Union Planters Administrative Center
                           7130 Goodlett Farms Parkway
                            Cordova, Tennessee 38018
                 ----------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code:  (901) 580-6000
                                                          ------------------

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

                               Yes [X]     No [ ]

As of July 20, 2000, the latest practicable date, there were 1,000 shares of Union Planters Mortgage Finance Corp. common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                      UNION PLANTERS MORTGAGE FINANCE CORP.

                                    FORM 10-Q

                                      INDEX

                                                                                                    Page
                                                                                                    ----

PART I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

                Balance Sheet June 30, 2000 and December 31, 1999 .................................   3

                Statement of Operations for the three and six months
                ended June 30, 2000 and 1999 ......................................................   4

                Statement of Changes in Shareholder's Equity
                for the six months ended June 30, 2000 and 1999 ...................................   5

                Statement of Cash Flows for the six months
                ended June 30, 2000 and 1999 ......................................................   6

                Notes to Unaudited Financial Statements ...........................................   7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations .....................................   8

PART II. OTHER INFORMATION

      Item 1.   Legal Proceedings .................................................................   9

      Item 5.   Other Information .................................................................   9

      Item 6.   Exhibits and Reports on Form 8-K ..................................................   9

      Signatures ..................................................................................  11

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                   JUNE 30,    DECEMBER 31,
                                                                     2000          1999
                                                                   --------    ------------
                                                                    (DOLLARS IN THOUSANDS)

Cash .......................................................        $  435        $  489
Deferred income taxes ......................................            45            45
                                                                    ------        ------
        TOTAL ASSETS .......................................        $  480        $  534
                                                                    ======        ======

Accrued expenses ...........................................        $  124        $  128
Tax and other payables to affiliates .......................             6            46
                                                                    ------        ------
        TOTAL LIABILITIES ..................................           130           174
                                                                    ------        ------

Shareholder's equity
  Common stock, par value $.01 per share,
     1,000 shares authorized, issued, and outstanding ......            --            --
  Additional paid-in capital ...............................            10            10
  Retained earnings ........................................           340           350
                                                                    ------        ------
        TOTAL SHAREHOLDER'S EQUITY .........................           350           360
                                                                    ------        ------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY .........        $  480        $  534
                                                                    ======        ======

---------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  JUNE 30,                JUNE 30,
                                                             ------------------      ------------------
                                                              2000        1999        2000        1999
                                                             ------      ------      ------      ------
                                                                       (DOLLARS IN THOUSANDS)

NONINTEREST INCOME
  Net gain on the sale of residential mortgages .......      $   --      $   --      $   --      $4,442
                                                             ------      ------      ------      ------

NONINTEREST EXPENSE
                                                             ------      ------      ------      ------
  Accounting and auditing fees ........................          15          --          15          --
                                                             ------      ------      ------      ------

       EARNINGS BEFORE INCOME TAXES (LOSS) ............         (15)         --         (15)      4,442
Income taxes (credit) .................................          (5)         --          (5)      1,555
                                                             ------      ------      ------      ------
       NET EARNINGS (LOSS) ............................      $  (10)     $   --      $  (10)     $2,887
                                                             ======      ======      ======      ======

---------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)

                                                      ADDITIONAL
                                            COMMON     PAID-IN     RETAINED
                                            STOCK      CAPITAL     EARNINGS     TOTAL
                                            ------    ----------   --------     ------
                                                      (DOLLARS IN THOUSANDS)

BALANCE, JANUARY 1, 2000 ..............     $   --      $   10      $  350      $  360

Net earnings (loss) ...................         --          --         (10)        (10)
                                            ------      ------      ------      ------

BALANCE, JUNE 30, 2000 ................     $   --      $   10      $  340      $  350
                                            ======      ======      ======      ======

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    ------------------------
                                                                     2000            1999
                                                                    ------        ----------
                                                                     (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings (loss) ......................................        $  (10)       $    2,887
  Deferred income tax benefit ..............................            --               (49)
  Gain on sale of loans ....................................            --            (4,442)
  Net increase (decrease) in other liabilities .............           (44)              195
                                                                    ------        ----------
        Net cash used in operating activities ..............           (54)           (1,409)
                                                                    ------        ----------

INVESTING ACTIVITIES
  Purchase of loans from parent company ....................            --          (132,467)
  Net proceeds from sale of loans to a trust ...............            --           136,909
                                                                    ------        ----------
        Net cash provided by investing activities ..........            --             4,442
                                                                    ------        ----------

FINANCING ACTIVITIES
  Issuance of notes payable to parent company ..............            --           132,467
  Repayment of notes payable to parent company .............            --          (132,467)
  Cash dividends paid ......................................            --            (3,000)
                                                                    ------        ----------
        Net cash used by financing activities ..............            --            (3,000)
                                                                    ------        ----------
Net increase (decrease) in cash ............................           (54)               33
Cash at beginning of period ................................           489               502
                                                                    ------        ----------
Cash at end of period ......................................        $  435        $      535
                                                                    ======        ==========

---------------

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

NOTE 2. SALE OF LOANS

         In February 1999, the Company securitized approximately $132 million in principal amount of previously defaulted FHA insured and VA guaranteed mortgage loans serviced by the Bank. The transaction was accounted for as a sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." There were no securitizations in the first six months of 2000. The following summarizes the gains for the six months ended June 30, 1999.


                  Proceeds from sale of loans ............        $  137,817
                  Principal balance of loans .............          (132,467)
                                                                  ----------
                        Gain .............................             5,350
                  Costs ..................................              (908)
                                                                  ----------
                        Net gain on the sale of loans ....        $    4,442
                                                                  ==========

NOTE 3. INCOME TAXES

         Income taxes are computed on a separate company basis. The Company files a consolidated federal income tax return with the Bank and UPC. Deferred income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes." The components of income tax expense (credit) are as follows.

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                   ----------------------
                                                                    2000           1999
                                                                   ------        --------

         Current tax (credit) .............................         $ (5)        $  1,604
         Deferred tax (credit) ............................           --              (49)
                                                                    ----         --------
                   Total income tax expense (credit) ......         $ (5)        $  1,555
                                                                    ====         ========

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

         There were no transactions in the first six months of 2000.

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

                                        UNION PLANTERS MORTGAGE FINANCE CORP.
                                                     (REGISTRANT)


Date:       July 20, 2000               By:        /s/ Douglas R. Miller
      -------------------------            -------------------------------------
                                                   Douglas R. Miller
                                                   President and
                                                   Chief Executive Officer


                                        By:        /s/ Mark Mosteller
                                           -------------------------------------
                                                   Mark Mosteller
                                                   Vice President and
                                                   Secretary