Form 10-Q
period 2000-09-30
UNION PLANTERS MORTGAGE FINANCE CORP
filed 2000-11-09
CIK 1045570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                      Union Planters Administrative Center
                           7130 Goodlett Farms Parkway
                            Cordova, Tennessee 38018
                      ------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 580-6000
                                                          ---------------

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

                                 Yes [X] No [ ]

As of October 31, 2000, the latest practicable date, there were 1,000 shares of Union Planters Mortgage Finance Corp. common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                      UNION PLANTERS MORTGAGE FINANCE CORP.

                                    FORM 10-Q

                                      INDEX

                                                                                                           Page
                                                                                                           ----

PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Balance Sheet September 30, 2000 and December 31, 1999 ..............................        3

                Statement of Operations for the three and nine months
                ended September 30, 2000 and 1999 ...................................................        4

                Statement of Changes in Shareholder's Equity
                for the nine months ended September 30, 2000 ........................................        5

                Statement of Cash Flows for the nine months
                ended September 30, 2000 and 1999 ...................................................        6

                Notes to Unaudited Financial Statements .............................................        7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations .......................................        8

      Item 3.   Quantitative and Qualitative Disclosure
                about Market Risk ...................................................................        8

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings ...................................................................        9

      Item 5.   Other Information ...................................................................        9

      Item 6.   Exhibits and Reports on Form 8-K ....................................................        9

      Signatures ....................................................................................       11

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                2000              1999
                                                           -------------      ------------
                                                                (DOLLARS IN THOUSANDS)

Cash ..................................................        $  394            $  489
Deferred income taxes .................................            86                45
Intercompany federal tax receivable ...................           113                --
                                                               ------            ------
          TOTAL ASSETS ................................        $  593            $  534
                                                               ======            ======

Accrued expenses ......................................        $  243            $  128
Tax and other payables to affiliates ..................            --                46
                                                               ------            ------
          TOTAL LIABILITIES ...........................           243               174
                                                               ------            ------

Shareholder's equity
  Common stock, par value $.01 per share,
     1,000 shares authorized, issued, and outstanding              --                --
  Additional paid-in capital ..........................            10                10
  Retained earnings ...................................           340               350
                                                               ------            ------
          TOTAL SHAREHOLDER'S EQUITY ..................           350               360
                                                               ------            ------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ..        $  593            $  534
                                                               ======            ======

---------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------     -----------------
                                                        2000       1999       2000       1999
                                                       ------     ------     ------     ------
                                                                (DOLLARS IN THOUSANDS)

NONINTEREST INCOME
  Net gain on the sale of residential mortgages ..     $   --     $   --     $   --     $4,442
                                                       ------     ------     ------     ------

NONINTEREST EXPENSE
  Accounting and auditing fees ...................         --         15         15         15
                                                       ------     ------     ------     ------

         EARNINGS BEFORE INCOME TAXES (LOSS) .....         --        (15)       (15)     4,427
Income taxes (credit) ............................         --         (6)        (5)     1,549
                                                       ------     ------     ------     ------
         NET EARNINGS (LOSS) .....................     $   --     $   (9)    $  (10)    $2,878
                                                       ======     ======     ======     ======

---------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                ADDITIONAL
                                                       COMMON    PAID-IN    RETAINED
                                                       STOCK     CAPITAL    EARNINGS     TOTAL
                                                       ------   ----------  --------     ------
                                                               (DOLLARS IN THOUSANDS)

BALANCE, JANUARY 1, 2000 .........................     $   --     $   10     $  350      $  360

Net loss .........................................         --         --        (10)        (10)
                                                       ------     ------     ------      ------

BALANCE, SEPTEMBER 30, 2000 ......................     $   --     $   10     $  340      $  350
                                                       ======     ======     ======      ======

---------------
The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 -------------------------
                                                                    2000           1999
                                                                 ----------     ----------
                                                                   (DOLLARS IN THOUSANDS)

OPERATING ACTIVITIES
  Net earnings (loss) ......................................     $      (10)    $    2,878
  Deferred income tax benefit ..............................            (41)           (49)
  Gain on sale of loans ....................................             --         (4,442)
  Net increase in intercompany federal tax receivable ......           (113)            --
  Net increase in other liabilities ........................             69            189
                                                                 ----------     ----------
          Net cash used in operating activities ............            (95)        (1,424)
                                                                 ----------     ----------

INVESTING ACTIVITIES
  Purchase of loans from parent company ....................       (127,060)      (132,467)
  Net proceeds from sale of loans to a trust ...............        127,060        136,909
                                                                 ----------     ----------
          Net cash provided by investing activities ........             --          4,442
                                                                 ----------     ----------

FINANCING ACTIVITIES
  Issuance of notes payable to parent company ..............        127,060        132,467
  Repayment of notes payable to parent company .............       (127,060)      (132,467)
  Cash dividends paid ......................................             --         (3,000)
                                                                 ----------     ----------
          Net cash used by financing activities ............             --         (3,000)
                                                                 ----------     ----------
Net increase (decrease) in cash ............................            (95)            18
Cash at beginning of period ................................            489            502
                                                                 ----------     ----------
Cash at end of period ......................................     $      394     $      520
                                                                 ==========     ==========

---------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES. The accounting and reporting policies of Union Planters Mortgage Finance Corp. (the "Company") conform with accounting principles generally accepted in the United States of America and general practice within the financial services industry. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could differ from these estimates.

         BASIS OF PRESENTATION. The financial statements include the accounts of the Company. The Company was established September 5, 1997 as a wholly owned, limited-purpose finance subsidiary of Union Planters Bank, National Association (the "Bank"), which in turn is an indirect wholly-owned subsidiary of Union Planters Corporation ("UPC"). The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities through trusts established by the Company. Securities issued through trusts will be secured primarily by residential mortgage loans and mortgage-backed certificates of various types. These financial statements do not include the accounts of the trusts established to carry out the issuance and sale of collateralized bonds and pass-through securities.

NOTE 2. SALE OF LOANS

         In July 2000 and February 1999, the Company securitized approximately $127 million and $132 million, respectively, in principal amount of FHA-insured and VA-guaranteed mortgage loans serviced by the Bank. In the July 2000 transaction, all of the expenses were borne by the Bank. The transaction was accounted for as a sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." The following summarizes the transactions for the nine months ended September 30, 2000 and 1999.

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                  -------------------------
                                                     2000           1999
                                                  ----------     ----------
                                                   (DOLLARS IN THOUSANDS)

Proceeds from sale of loans .................     $  127,060     $  137,817
Principal balance of loans ..................       (127,060)      (132,467)
                                                  ----------     ----------
          Gain ..............................             --          5,350
Costs .......................................             --           (908)
                                                  ----------     ----------
          Net gain on the sale of loans .....     $       --     $    4,442
                                                  ==========     ==========

NOTE 3. INCOME TAXES

         Income taxes are computed on a separate company basis. The Company files a consolidated federal income tax return with the Bank and UPC. Deferred income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes." The components of income tax expense (benefit) are as follows:

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       -------------------
                                                        2000        1999
                                                       ------     --------
                                                      (DOLLARS IN THOUSANDS)

Current tax ......................................     $   36     $  1,598
Deferred tax (credit) ............................        (41)         (49)
                                                       ------     --------
          Total income tax expense (credit) ......     $   (5)    $  1,549
                                                       ======     ========

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

GENERAL

         Union Planters Mortgage Finance Corp. (the "Company") was established September 5, 1997 as a wholly owned, limited purpose, finance subsidiary of Union Planters Bank, National Association (the "Bank"), which in turn is an indirect wholly-owned subsidiary of Union Planters Corporation. There was essentially no business activity on the part of the Company until May 1998. The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities. Securities issued are secured primarily by residential mortgage loans and mortgage-backed certificates of various types. In the future, the Company may finance other types of loans and assets.

         In July 2000, the Company securitized approximately $127 million of FHA-insured and VA-guaranteed mortgage loans serviced by the Bank. The loans continue to be serviced by the Bank for a fee (50 to 100 basis points). Affiliates of the Company purchased all of the subordinated securities issued in this transaction, with an approximate market value of $6.0 million. This securitization did not result in any gain or loss for the Company. All expenses related to the transactions were borne by the Bank. Credit losses not covered by insurance or guarantee are absorbed by subordinated security holders or, in limited circumstances, the Bank as servicer. Therefore, the Company carries no loan loss reserves.

         In February 1999, the Company securitized approximately $132 million in principal amount of previously defaulted FHA-insured and VA-guaranteed mortgage loans serviced by the Bank. The loans will continue to be serviced by the Bank for a one percent fee. Affiliates of the Company purchased all of the subordinated securities issued in this transaction, with an approximate market value of $9.3 million. This securitization, treated as a sale, resulted in a total gain of approximately $5.4 million before costs and expenses. Securitization costs and expenses accrued by the Company were approximately $908,000. Securitization costs and expenses included underwriting costs, legal and accounting fees, as well as cost to prepare, record and deliver loan documents and files. Credit losses not covered by insurance or guarantees are absorbed by subordinated security holders or, in limited circumstances, the Bank as servicer. Therefore, the Company carries no loan loss reserves.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

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

         4.8 Copy of Series 2000-1 Pooling and Servicing Agreement, dated as of July 1, 2000, by and among the Registrant, Union
                  Planters Bank, N.A., as Master Servicer and Contract of
                  Insurance Holder, and the

                  Bank of New York, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed August 4, 2000).

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

         (b)      Reports on Form 8-K

                  1.       Form 8-K dated July 17, 2000, reporting events under
                           Item 5 and Item 7, filed on July 18, 2000.

                  2.       Form 8-K dated July 27, 2000, reporting events under
                           Item 5 and Item 7, filed on August 4, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           UNION PLANTERS MORTGAGE FINANCE CORP.
                                                       (REGISTRANT)


Date: November 6, 2000                     By:      /s/ Douglas R. Miller
     ---------------------------              ----------------------------------
                                                    Douglas R. Miller
                                                    President and
                                                    Chief Executive Officer


                                           By:      /s/ Mark Mosteller
                                              ----------------------------------
                                                    Mark Mosteller
                                                    Vice President and
                                                    Secretary