Form 10-K405
period 2000-12-31
UNION PLANTERS MORTGAGE FINANCE CORP
filed 2001-03-13
CIK 1045570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                        Commission File Number 000-23849

                      UNION PLANTERS MORTGAGE FINANCE CORP.
             (Exact name of registrant as specified in its charter)


           Delaware                                     62-1712370
--------------------------------            --------------------------------
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

        Securities registered pursuant to Section 12(b) of the Act: None

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

                          Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of the latest practicable date, February 28, 2001: NONE

As of February 28, 2001, the latest practicable date, there were 1,000 shares of Union Planters Mortgage Finance Corp. common stock outstanding, all of which are owned by Union Planters Bank, National Association.

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

      None.

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

         In July 2000, the Company securitized approximately $127 million of FHA-insured and VA-guaranteed mortgage loans serviced by the Bank. The loans continue to be serviced by the Bank for a fee (.5% to 1%). Affiliates of the Company purchased all of the subordinated securities issued in this transaction, with an approximate market value of $6.0 million. This securitization, treated as a sale, did not result in any gain or loss for the Company. All expenses related to the transactions were borne by the Bank. Credit losses not covered by insurance or guarantee are absorbed by subordinated security holders or, in limited circumstances, the Bank as servicer. Therefore, the Company carries no loan loss reserves.

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

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                               Page
                                                                                                               ----
      AUDITED FINANCIAL STATEMENTS

      UNION PLANTERS MORTGAGE FINANCE CORP.

      Report of Independent Accountants........................................................................4

      Balance Sheet - December 31, 2000 and 1999...............................................................5

      Statement of Operations - For the years ended December 31, 2000, 1999, and 1998..........................6

      Statement of Shareholders' Equity - For the years ended December 31, 2000, 1999, and 1998................7

      Statement of Cash Flows - For the years ended December 31, 2000, 1999 and 1998 ..........................8

      Notes to Financial Statements............................................................................9

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholder of Union Planters Mortgage Finance
Corp.


         In our opinion, the accompanying balance sheet and the related statements of operations, changes in shareholder's equity and cash flows present fairly, in all material respects, the financial position of Union Planters Mortgage Finance Corp. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PRICEWATERHOUSECOOPERS LLP
Memphis, Tennessee
February 26, 2001

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                                  BALANCE SHEET


                                                                                 DECEMBER 31,
                                                                          ----------------------------
                                                                             2000              1999
                                                                          ---------          ---------
                                                                            (DOLLARS IN THOUSANDS)
Cash...............................................................       $     245          $     489
Income tax receivable..............................................             273                 --
Deferred income taxes..............................................              77                 45
                                                                          ---------          ---------
          TOTAL ASSETS.............................................       $     595          $     534
                                                                          =========          =========

Accrued expenses...................................................       $     220          $     128
Taxes payable to affiliates........................................              25                 46
                                                                          ---------          ---------
          TOTAL LIABILITIES........................................             245                174
                                                                          ---------          ---------

Shareholder's equity
  Common stock, par value $.01 per share,
     1,000 shares authorized, issued, and outstanding..............              --                 --
  Additional paid-in capital.......................................              10                 10
  Retained earnings................................................             340                350
                                                                          ---------          ---------
          TOTAL SHAREHOLDER'S EQUITY...............................             350                360
                                                                          ---------          ---------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY...............       $     595          $     534
                                                                          =========          =========

--------------------

The accompanying notes are an integral part of these financial statements.

                     UNION PLANTERS MORTGAGE FINANCE CORP.
                            STATEMENT OF OPERATIONS


                                                                           FOR THE YEARS ENDED
                                                                              DECEMBER 31,
                                                              -----------------------------------------------
                                                                2000               1999              1998
                                                              ----------         ----------        ----------
                                                                         (DOLLARS IN THOUSANDS)
NONINTEREST INCOME
  Net gain on the sale of residential mortgages......         $       --         $    4,521        $   17,655
                                                              ----------         ----------        ----------

NONINTEREST EXPENSE
  Franchise taxes....................................                 --                 --                 1
  Professional fees..................................                 15                 15                75
                                                              ----------         ----------        ----------
                                                                      15                 15                76
                                                              ----------         ----------        ----------

          EARNINGS (LOSS) BEFORE INCOME TAXES........                (15)             4,506            17,579
Applicable income taxes (benefit)....................                 (5)             1,582             6,153
                                                              ----------         ----------        ----------
         NET EARNINGS (LOSS).........................         $      (10)        $    2,924        $   11,426
                                                              ==========         ==========        ==========

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                    ADDITIONAL
                                                   COMMON             PAID-IN            RETAINED
                                                    STOCK             CAPITAL            EARNINGS             TOTAL
                                               ----------------   ----------------    ----------------   ----------------
                                                                        (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1998...................      $         --       $         10        $         --       $         10

Net earnings...............................                --                 --              11,426             11,426

Dividend paid..............................                --                 --             (11,000)           (11,000)
                                                 ------------       ------------        ------------       ------------

BALANCE, DECEMBER 31, 1998.................                --                 10                 426                436

Net earnings...............................                --                 --               2,924              2,924

Dividends paid.............................                --                 --              (3,000)            (3,000)
                                                 ------------       ------------        ------------       ------------

BALANCE, DECEMBER 31, 1999.................                --                 10                 350                360
                                                 ------------       ------------        ------------       ------------

Net loss...................................                --                 --                 (10)               (10)
                                                 ------------       ------------        ------------       ------------

BALANCE, DECEMBER 31, 2000.................      $         --       $         10        $        340       $        350
                                                 ============       ============        ============       ============

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF CASH FLOWS


                                                                                       FOR THE YEARS ENDED
                                                                                           DECEMBER 31,
                                                                          ----------------------------------------------
                                                                             2000             1999              1998
                                                                          ----------       ----------        ----------
                                                                                      (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings (loss)..............................................       $      (10)      $    2,924        $   11,426
  Deferred income tax benefit......................................              (32)             (10)              (35)
  Gain on sale of loans............................................               --           (4,521)          (17,655)
  Net increase in income tax receivable............................             (273)              --                --
  Net increase in accrued expenses and taxes payable
    to affiliates..................................................               71               73               101
  Costs related to sale of loans to a trust........................               --             (829)           (2,449)
                                                                          ----------       ----------        ----------
          Net cash used by operating activities....................             (244)          (1,534)           (6,163)
                                                                          ----------       ----------        ----------

INVESTING ACTIVITIES
  Purchase of loans from parent company............................         (127,060)        (132,467)         (381,173)
  Proceeds from sale of loans to a trust...........................          127,060          137,817           401,277
  Costs related to sale of loans to a trust........................               --             (829)           (2,449)
                                                                          ----------       ----------        ----------
          Net cash provided by investing activities................               --            4,521            17,655
                                                                          ----------       ----------        ----------

FINANCING ACTIVITIES
  Issuance of notes payable to parent company......................          127,060          132,467           383,622
  Repayment of notes payable to parent company.....................         (127,060)        (132,467)         (383,622)
  Cash dividends paid..............................................               --           (3,000)          (11,000)
                                                                          ----------       ----------        ----------
          Net cash used by financing activities....................               --           (3,000)          (11,000)
                                                                          ----------       ----------        ----------
Net increase (decrease) in cash....................................             (244)             (13)              492
Cash at beginning of year..........................................              489              502                10
                                                                          ----------       ----------        ----------
Cash at end of year...........................................            $      245       $      489        $      502
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

NOTE 2.  SALE OF LOANS

      In 2000, 1999, and 1998, the Company securitized approximately $127 million, $132 million and $381 million, respectively, in principal amount of previously defaulted FHA insured and VA guaranteed mortgage loans serviced by the Bank. The transactions were accounted for as sales in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." The following summarizes the gains:



                                                                         FOR THE YEARS ENDED
                                                            -----------------------------------------------
                                                                             DECEMBER 31,
                                                            -----------------------------------------------
                                                               2000             1999              1998
                                                            ------------     -------------     ------------
                                                                        (DOLLARS IN THOUSANDS)
Proceeds from sale of loans..........................       $    127,060     $    137,817      $    401,277
Principal balance of loans...........................           (127,060)        (132,467)         (381,173)
                                                            ------------     -------------     ------------
          Gain.......................................                 --            5,350            20,104
Costs................................................                 --             (829)           (2,449)
                                                            ------------     ------------      ------------
          Net gain on the sale.......................       $         --     $      4,521      $     17,655
                                                            ============     ============      ============

NOTE 3.  INCOME TAXES

         Income taxes are computed on a separate company basis. The Company will file a consolidated federal income tax return with the Bank and UPC. Deferred income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes." The components of income tax expense (benefit) are as follows:



                                                                         FOR THE YEARS ENDED
                                                            ------------------------------------------------
                                                                             DECEMBER 31,
                                                            ------------------------------------------------
                                                               2000             1999              1998
                                                            ------------     ------------      ------------
                                                                        (DOLLARS IN THOUSANDS)
Current..............................................       $         27     $      1,592      $      6,188
Deferred.............................................                (32)             (10)              (35)
                                                            ------------     ------------      ------------
          Total income tax expense (benefit).........       $         (5)    $      1,582      $      6,153
                                                            ============     ============      ============

         The deferred tax asset is composed of accrued expenses that have not been paid. The Company's effective tax rate does not differ from the federal statutory rate of 35%.

NOTE 4.  RELATED PARTY

      The Company is financially dependent on agreements with the Bank to effect certain of its operations, including providing loans and other assets for securitization and sale. The Company is also financially dependent on agreements with UPC.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.
                                    PART III

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

      (a) (2)     Not applicable.

      (a) (3)     Exhibits.

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

         (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2000.

                  None.

         (c)      Exhibits

                  Please refer to Item 14(a)(3) hereinabove.

         (d)      Additional financial statements

                  (1) Separate Financial Statements of subsidiaries not consolidated and fifty-percent-or-less persons.

                           None.

                  (2)      Affiliates whose securities are pledged as collateral

                           None.

                  (3)      Schedules

                           None.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                       UNION PLANTERS MORTGAGE FINANCE CORP.
                                                                       (Registrant)



Dated:     February 26, 2001                                                    By:   /s/ Douglas R. Miller
       -------------------------------------                                        -----------------------------------------------
                                                                                Douglas R. Miller
                                                                                President and Chief Executive Officer
                                                                                (Principal Executive Officer)



Dated:     February 26, 2001                                                    By:   /s/ Mark E. Mosteller
       -------------------------------------                                        -----------------------------------------------
                                                                                Mark E. Mosteller
                                                                                Vice President and Secretary
                                                                                (Principal Financial Officer)






      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /s/ Douglas R. Miller                                                                          Dated:   February 26, 2001
--------------------------------------------------------------                                          ---------------------------
Douglas R. Miller
Director


/s/ Mark E. Mosteller                                                                            Dated:   February 26, 2001
--------------------------------------------------------------                                          ---------------------------
Mark E. Mosteller
Director


/s/ Leslie M. Stratton                                                                           Dated:   February 26, 2001
--------------------------------------------------------------                                          ---------------------------
Leslie M. Stratton
Director


/s/ John E. Gnuschke                                                                             Dated:   February 26, 2001
--------------------------------------------------------------                                          ---------------------------
John E. Gnuschke
Director