Form 10-Q
period 2001-03-31
UNION PLANTERS MORTGAGE FINANCE CORP
filed 2001-05-04
CIK 1045570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                        Commission File Number 000-23849
                                               ----------

                      UNION PLANTERS MORTGAGE FINANCE CORP.
             (Exact name of registrant as specified in its charter)


           Delaware                                       62-1712370
--------------------------------               ---------------------------
(State or other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                      Union Planters Administrative Center
                           7130 Goodlett Farms Parkway
                            Cordova, Tennessee 38018
                     -------------------------------------
                    (Address of principal executive offices)

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

                                 Yes [X] No [ ]

As of April 30, 2001, the latest practicable date, there were 1,000 shares of Union Planters Mortgage Finance Corp. common stock outstanding.

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



                                      INDEX


                                                                                         Page
                                                                                         ----

PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

                Balance Sheet March 31, 2001 and December 31, 2000..........................3

                Statement of Operations for the three months
                ended March 31, 2001 and 2000...............................................4

                Statement of Changes in Shareholder's Equity
                for the three months ended March 31, 2001...................................5

                Statement of Cash Flows for the three months
                ended March 31, 2001 and 2000...............................................6

                Notes to Unaudited Financial Statements.....................................7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............................8

      Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk.................................................................8

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings...........................................................9

      Item 2.   Changes in Securities and Use of Proceeds...................................9

      Item 3    Default Upon Senior Securities..............................................9

      Item 4.   Submission of Matters to a Vote of Security Holders.........................9

      Item 5.   Other Information...........................................................9

      Item 6.   Exhibits and Reports on Form 8-K............................................9

      Signatures...........................................................................11

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                  MARCH 31,        DECEMBER 31,
                                                                     2001              2000
                                                                  ---------        ------------
                                                                      (DOLLARS IN THOUSANDS)
Cash ....................................................           $221               $245
Income tax receivable ...................................            272                273
Deferred income taxes ...................................             77                 77
                                                                    ----               ----
     TOTAL ASSETS .......................................           $570               $595
                                                                    ====               ====

Accrued expenses ........................................           $220               $220
Taxes payable to affiliates .............................             --                 25
                                                                    ----               ----
     TOTAL LIABILITIES ..................................            220                245
                                                                    ----               ----

Shareholder's equity
  Common stock, par value $.01 per share,
     1,000 shares authorized, issued, and outstanding ...             --                 --
  Additional paid-in capital ............................             10                 10
  Retained earnings .....................................            340                340
                                                                    ----               ----
     TOTAL SHAREHOLDER'S EQUITY .........................            350                350
                                                                    ----               ----
     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY .........           $570               $595
                                                                    ====               ====

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                   ----------------------------
                                                                      2001               2000
                                                                   ----------        ----------
                                                                      (DOLLARS IN THOUSANDS)

NONINTEREST INCOME
  Net gain on the sale of residential mortgages ....               $       --        $       --
                                                                   ----------        ----------

       EARNINGS BEFORE INCOME TAXES ................                       --                --
Income taxes .......................................                       --                --
                                                                   ----------        ----------
       NET EARNINGS ................................               $       --        $       --
                                                                   ==========        ==========

---------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)


                                                         ADDITIONAL
                                          COMMON           PAID-IN             RETAINED
                                           STOCK           CAPITAL             EARNINGS              TOTAL
                                        ---------        ----------           ----------           ---------
                                                              (DOLLARS IN THOUSANDS)

BALANCE, JANUARY 1, 2001..........      $      --        $       10           $      340           $      350

Net earnings......................             --                --                   --                   --
                                        ---------        ----------           ----------           ----------

BALANCE, MARCH 31, 2001...........      $      --        $       10           $      340           $      350
                                        =========        ==========           ==========           ==========

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                             ---------------------------------
                                                                                2001                   2000
                                                                             ----------             ----------
                                                                                 (DOLLARS IN THOUSANDS)


OPERATING ACTIVITIES
  Net earnings ....................................................          $       --             $       --
  Net decrease in income tax receivable............................                   1                     --
  Net decrease in other liabilities................................                 (25)                    (2)
                                                                             ----------             ----------
          Net cash used by operating activities....................                 (24)                    (2)
                                                                             ----------             ----------

INVESTING ACTIVITIES
  Purchase of loans from parent company............................                  --                     --
  Proceeds from sale of loans to a trust...........................                  --                     --
                                                                             ----------             ----------
          Net cash provided by investing activities................                  --                     --
                                                                             ----------             ----------

FINANCING ACTIVITIES
  Issuance of notes payable to parent company......................                  --                     --
  Repayment of notes payable to parent company.....................                  --                     --
                                                                             ----------             ----------
          Net cash used by financing activities....................                  --                     --
                                                                             ----------             ----------
Net decrease in cash...............................................                 (24)                    (2)
Cash at beginning of period........................................                 245                    489
                                                                             ----------             ----------
Cash at end of period..............................................          $      221             $      487
                                                                             ==========             ==========

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION. The financial statements include the accounts of Union Planters Mortgage Finance Corp. (the "Company.") The Company was established September 5, 1997 as a wholly owned, limited-purpose finance subsidiary of Union Planters Bank, National Association (the "Bank"), which in turn is a subsidiary of Union Planters Corporation ("UPC"). The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities through trusts established by the Company. Securities issued through trusts will be collateralized primarily by residential mortgage loans and mortgage-backed certificates of various types. These financial statements do not include the accounts of the trusts established to carry out the issuance and sale of collateralized bonds and pass-through securities.

      USE OF ESTIMATES. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practice within the financial services industry in the United States. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could differ from these estimates.

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

GENERAL

      Union Planters Mortgage Finance Corp. (the "Company") was established September 5, 1997 as a wholly owned, limited purpose, finance subsidiary of Union Planters Bank, National Association (the "Bank"), which in turn is a subsidiary of Union Planters Corporation. There was essentially no business activity on the part of the Company until May 1998. The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities. Securities issued will be collateralized primarily by residential mortgage loans and mortgage-backed certificates of various types. In the future, the Company may finance other types of loans and assets.

      There were no transactions in the first quarter of 2001 and 2000.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

                      UNION PLANTERS MORTGAGE FINANCE CORP.

                           PART II - OTHER INFORMATION


ITEM 1 -- LEGAL PROCEEDINGS

          None.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3 -- DEFAULT UPON SENIOR SECURITIES

          None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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



                                   UNION PLANTERS MORTGAGE FINANCE CORP.
                                                 (REGISTRANT)


Date: April 30, 2001               By:      /s/ Douglas R. Miller
     --------------------              -------------------------------------
                                            Douglas R. Miller
                                            President and
                                            Chief Executive Officer




                                   By:      /s/ Mark E. Mosteller
                                        ------------------------------------
                                            Mark E. Mosteller
                                            Executive Vice President and
                                            Chief Operating Officer