Form 10-Q
period 2001-06-30
UNION PLANTERS MORTGAGE FINANCE CORP
filed 2001-07-23
CIK 1045570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                      Union Planters Administrative Center
                           7130 Goodlett Farms Parkway
                            Cordova, Tennessee 38018
                ------------------------------------------------
                    (Address of principal executive offices)

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

                               Yes [X]     No [ ]

As of July 20, 2001, the latest practicable date, there were 1,000 shares of Union Planters Mortgage Finance Corp. common stock outstanding.

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


                                    FORM 10-Q



                                      INDEX

                                                                                                                    Page
                                                                                                                    ----
PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

                Balance Sheet June 30, 2001 and December 31, 2000......................................................3

                Statement of Operations for the three and six months
                ended June 30, 2001 and 2000...........................................................................4

                Statement of Changes in Shareholder's Equity
                for the six months ended June 30, 2001.................................................................5

                Statement of Cash Flows for the six months
                ended June 30, 2001 and 2000...........................................................................6

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

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings......................................................................................9

      Item 2.   Changes in Securities and Use of Proceeds..............................................................9

      Item 3.   Default Upon Senior Securities.........................................................................9

      Item 4.   Submission of Matters to a Vote of Security Holders....................................................9

      Item 5.   Other Information......................................................................................9

      Item 6.   Exhibits and Reports on Form 8-K.......................................................................9

      Signatures......................................................................................................11

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                    JUNE 30,    DECEMBER 31,
                                                                      2001          2000
                                                                    --------    ------------
                                                                     (DOLLARS IN THOUSANDS)
Cash .......................................................          $206          $245
Income tax receivable ......................................           278           273
Deferred income taxes ......................................            77            77
                                                                      ----          ----
          TOTAL ASSETS .....................................          $561          $595
                                                                      ====          ====

Accrued expenses ...........................................          $220          $220
Tax and other payables to affiliates .......................            --            25
                                                                      ----          ----
          TOTAL LIABILITIES ................................           220           245
                                                                      ----          ----

Shareholder's equity
  Common stock, par value $.01 per share,
     1,000 shares authorized, issued, and outstanding ......            --            --
  Additional paid-in capital ...............................            10            10
  Retained earnings ........................................           331           340
                                                                      ----          ----
          TOTAL SHAREHOLDER'S EQUITY .......................           341           350
                                                                      ----          ----
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY .......          $561          $595
                                                                      ====          ====

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                                 -------------------           -------------------
                                                                 2001           2000           2001           2000
                                                                 ----           ----           ----           ----
                                                                              (DOLLARS IN THOUSANDS)
NONINTEREST INCOME
  Net gain on the sale of residential mortgages .......          $ --           $ --           $ --           $ --
                                                                 ----           ----           ----           ----

NONINTEREST EXPENSE
                                                                 ----           ----           ----           ----
  Accounting and auditing fees ........................            15             15             15             15
                                                                 ----           ----           ----           ----

          EARNINGS (LOSS) BEFORE INCOME TAXES .........           (15)           (15)           (15)           (15)
Income tax credit .....................................            (6)            (5)            (6)            (5)
                                                                 ----           ----           ----           ----
         NET EARNINGS (LOSS) ..........................          $ (9)          $(10)          $ (9)          $(10)
                                                                 ====           ====           ====           ====

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                                   ADDITIONAL
                                                                  COMMON            PAID-IN            RETAINED
                                                                   STOCK            CAPITAL            EARNINGS             TOTAL
                                                                  ------           ----------          --------             -----
                                                                                      (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 2001 ............................              $ --               $ 10               $340                $350

Net earnings (loss) .................................                --                 --                 (9)                 (9)
                                                                   ----               ----               ----                ----

BALANCE, JUNE 30, 2001 ..............................              $ --               $ 10               $331                $341
                                                                   ====               ====               ====                ====

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                      ----------------------------
                                                                       2001                  2000
                                                                      ------                ------
                                                                         (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings (loss) .................................               $   (9)               $  (10)
  Net increase in income tax receivable ...............                   (5)                   --
  Net decrease in other liabilities ...................                  (25)                  (44)
                                                                      ------                ------
          Net cash used by operating activities .......                  (39)                  (54)
                                                                      ------                ------

FINANCING ACTIVITIES
  Issuance of notes payable to parent company .........                   --                    --
  Repayment of notes payable to parent company ........                   --                    --
                                                                      ------                ------
          Net cash used by financing activities .......                   --                    --
                                                                      ------                ------
Net decrease in cash ..................................                  (39)                  (54)
Cash at beginning of period ...........................                  245                   489
                                                                      ------                ------
Cash at end of period .................................               $  206                $  435
                                                                      ======                ======

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The financial statements include the accounts of Union Planters Mortgage Finance Corp. (the "Company.") The Company was established September 5, 1997 as a wholly owned, limited-purpose finance subsidiary of Union Planters Bank, National Association (the "Bank"), which in turn is an indirectly wholly owned subsidiary of Union Planters Corporation. The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities through trusts established by the Company. Securities issued through trusts will be secured primarily by residential mortgage loans and mortgage-backed certificates of various types. These financial statements do not include the accounts of the trusts established to carry out the issuance and sale of collateralized bonds and pass-through securities.

         USE OF ESTIMATES. The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practice within the financial services industry in the United States. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could differ from these estimates.

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

GENERAL

         Union Planters Mortgage Finance Corp. (the "Company") was established September 5, 1997 as a wholly owned, limited-purpose, finance subsidiary of Union Planters Bank, National Association (the "Bank"), which in turn is an indirectly wholly owned subsidiary of Union Planters Corporation. The Company was organized to facilitate the securitization of residential mortgage loans and mortgage-backed certificates of various types through the issuance and sale of collateralized bonds and pass-through securities. The Company engaged in a single mortgage loan securitization transaction in each of years 1998, 1999, and 2000. The Company has not engaged in any securitization transactions in the first six months of 2001. In the future, the Company may finance other types of loans and assets.

         Results of operations for the three and six months ended June 30, 2001 and 2000 included expenses related to the audit of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                      UNION PLANTERS MORTGAGE FINANCE CORP.

                           PART II - OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

                  None.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3 -- DEFAULT UPON SENIOR SECURITIES

                  None.

ITEM 4-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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



                                    UNION PLANTERS MORTGAGE FINANCE CORP.
                                                 (REGISTRANT)


Date:     July 23, 2001             By:          /s/ Douglas R. Miller
      -----------------------          ---------------------------------------
                                                 Douglas R. Miller
                                                 President and
                                                 Chief Executive Officer




                                    By:          /s/ Mark Mosteller
                                       ---------------------------------------
                                                 Mark Mosteller
                                                 Vice President and
                                                 Secretary