Form 10-Q
period 2001-09-30
UNION PLANTERS MORTGAGE FINANCE CORP
filed 2001-11-14
CIK 1045570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                      Union Planters Administrative Center
                           7130 Goodlett Farms Parkway
                            Cordova, Tennessee 38016
                     -------------------------------------
                    (Address of principal executive offices)

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

                                Yes [X]     No [  ]

As of October 31, 2001, the latest practicable date, there were 1,000 shares of Union Planters Mortgage Finance Corp. common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                      UNION PLANTERS MORTGAGE FINANCE CORP.


                                    FORM 10-Q



                                      INDEX


                                                                                                                    Page
                                                                                                                    ----
PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Balance Sheet September 30, 2001 and December 31, 2000.................................................3

                Statement of Operations for the three and nine months
                ended September 30, 2001 and 2000......................................................................4

                Statement of Changes in Shareholder's Equity
                for the nine months ended September 30, 2001...........................................................5

                Statement of Cash Flows for the nine months
                ended September 30, 2001 and 2000......................................................................6

                Notes to Unaudited Financial Statements................................................................7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........................................................8

      Item 3.   Quantitative and Qualitative Disclosure
                about Market Risk......................................................................................8

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

      Item 4.   Submission of Matters to a Vote of Security Holders....................................................9

      Item 5.   Other Information......................................................................................9

      Item 6.   Exhibits and Reports on Form 8-K.......................................................................9

      Signatures......................................................................................................11

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                              2001                 2000
                                                                         -------------         -------------
                                                                               (DOLLARS IN THOUSANDS)
Cash...............................................................         $    356             $     245
Income taxes receivable............................................              128                   273
Deferred income taxes..............................................               77                    77
                                                                            --------             ---------
          TOTAL ASSETS.............................................         $    561             $     595
                                                                            ========             =========

Accrued expenses...................................................         $    220                   220
Tax and other payables to affiliates...............................               --                    25
                                                                            --------             ---------
          TOTAL LIABILITIES........................................              220                   245
                                                                            --------             ---------

Shareholder's equity
  Common stock, par value $.01 per share,
     1,000 shares authorized, issued, and outstanding..............               --                    --
  Additional paid-in capital.......................................               10                    10
  Retained earnings................................................              331                   340
                                                                            --------             ---------
          TOTAL SHAREHOLDER'S EQUITY...............................              341                   350
                                                                            --------             ---------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY...............         $    561             $     595
                                                                            ========             =========


--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                          ------------------------------------- ----------------------------------
                                                                2001               2000               2001                2000
                                                          -----------------  ------------------ ------------------  --------------
                                                                                    (DOLLARS IN THOUSANDS)
NONINTEREST INCOME
  Net gain on the sale of residential mortgages......         $       --         $       --         $       --          $       --
                                                              ----------         ----------         ----------          ----------

NONINTEREST EXPENSE
  Accounting and auditing fees.......................                 --                 --                 15                  15
                                                              ----------         ----------         ----------          ----------

          EARNINGS (LOSS) BEFORE INCOME TAXES........                 --                 --                (15)                (15)
Income tax credit....................................                 --                 --                 (6)                 (5)
                                                              ----------         ----------         ----------          ----------
         NET EARNINGS (LOSS).........................         $       --         $       --         $       (9)         $      (10)
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

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)


                                                              ADDITIONAL
                                             COMMON             PAID-IN            RETAINED
                                              STOCK             CAPITAL            EARNINGS            TOTAL
                                        ------------------ ------------------  -----------------  --------------
                                                                  (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 2001..........         $      --          $       10          $      340         $      350

Net earnings (loss)...............                --                  --                  (9)                (9)
                                           ---------          ----------          ----------         ----------

BALANCE, SEPTEMBER 30, 2001.......         $      --          $       10          $      331         $      341
                                           =========          ==========          ==========         ==========

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                 -------------------------------------
                                                                       2001               2000
                                                                 -----------------  ------------------
                                                                        (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net loss..................................................         $       (9)        $      (10)
  Net decrease (increase) in income taxes receivable........                145                (41)
  Net decrease in other liabilities.........................                (25)               (44)
                                                                     ----------         ----------
          Net cash provided by (used) in operating
            activities......................................                111                (95)
                                                                     ----------         ----------

INVESTING ACTIVITIES
  Purchase of loans from parent company.....................                 --           (127,060)
  Net proceeds from sale of loans to a trust................                 --            127,060
                                                                     ----------         ----------
          Net cash provided by investing activities.........                 --                 --
                                                                     ----------         ----------

FINANCING ACTIVITIES
  Issuance of notes payable to parent company...............                 --            127,060
  Repayment of notes payable to parent company..............                 --           (127,060)
                                                                     ----------         ----------
          Net cash used by financing activities.............                 --                 --
                                                                     ----------         ----------
Net increase (decrease) in cash.............................                111                (95)
Cash at beginning of period.................................                245                489
                                                                     ----------         ----------
Cash at end of period.......................................         $      356         $      394
                                                                     ==========         ==========

--------------------

The accompanying notes are an integral part of these financial statements.

                      UNION PLANTERS MORTGAGE FINANCE CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION. The financial statements include the accounts of Union Planters Mortgage Finance Corp. (the "Company") The Company was established September 5, 1997 as a wholly-owned, limited-purpose finance subsidiary of Union Planters Bank, National Association (the "Bank"), which in turn is an indirect wholly-owned subsidiary of Union Planters Corporation ("UPC"). The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities through trusts established by the Company. Securities issued through trusts will be secured primarily by residential mortgage loans and mortgage-backed certificates of various types. These financial statements do not include the accounts of the trusts established to carry out the issuance and sale of collateralized bonds and pass-through securities.

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

NOTE 2.  SALE OF LOANS

      In July 2000, the Company securitized approximately $127 million in principal amount of FHA-insured and VA-guaranteed mortgage loans serviced by the Bank. In the July 2000 transaction, all of the expenses were borne by the Bank. The transaction was accounted for as a sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." The following summarizes the transactions for the nine months ended September 30, 2001 and 2000.

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                               ---------------------------------------
                                                     2001                 2000
                                               ------------------   ------------------
                                                       (DOLLARS IN THOUSANDS)
Proceeds from sale of loans................        $       --           $  127,060
Principal balance of loans.................                --             (127,060)
                                                   ----------           ----------
          Gain.............................                --                   --
Costs......................................                --                   --
                                                   ----------           ----------
          Net gain on the sale of loans ...        $       --           $       --
                                                   ==========           ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto.

GENERAL

      Union Planters Mortgage Finance Corp. (the "Company") was established September 5, 1997 as a wholly-owned, limited-purpose, finance subsidiary of Union Planters Bank, National Association (the "Bank"), which in turn is an indirect wholly-owned subsidiary of Union Planters Corporation. The Company was organized to facilitate the securitization of residential mortgage loans and mortgage-backed certificates of various types through the issuance and sale of collateralized bonds and pass-through securities. The Company engaged in a single mortgage loan securitization transaction in each of the years 1998, 1999, and 2000. The Company has not engaged in any securitization transactions in the first nine months of 2001. In the future, the Company may finance other types of loans and assets.

      Results of operations for the nine months ended September 30, 2001 and 2000 included expenses related to the audit of the Company.

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

           None

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

                  None

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         UNION PLANTERS MORTGAGE FINANCE CORP.
                                                      (REGISTRANT)


Date: November 14, 2001                  By:      /s/ Lou Ann Poynter
                                             ----------------------------------
                                                  Lou Ann Poynter
                                                  President and
                                                  Chief Executive Officer


                                         By:      /s/ Douglas R. Miller
                                             ----------------------------------
                                                  Douglas R. Miller
                                                  Vice President and
                                                  Secretary