Form 10-K405
period 2001-12-31
UNION PLANTERS MORTGAGE FINANCE CORP
filed 2002-03-28
CIK 1045570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-23849

UNION PLANTERS MORTGAGE FINANCE CORP.
(Exact name of registrant as specified in its charter)

Delaware	62-1712370
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Union Planters Corporation
6200 Poplar Ave.
Memphis, Tennessee 38119
(Address of principal executive offices)

Registrant’s telephone number, including area code:        (901) 580-6000

Securities registered pursuant to Section 12(b) of the Act:              None

Securities registered pursuant to Section 12(g) of the Act:              Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such report) and (ii) has been subject to such filing requirements for the past 90 days:

Yes   ☑               No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of the latest practicable date, February 28, 2002:  NONE

As of February 28, 2002, the latest practicable date, there were 1,000 shares of Union Planters Mortgage Finance Corp. common stock outstanding, all of which are owned by Union Planters Bank, National Association, a wholly-owned subsidiary of Union Planters Corporation.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction I.

PART I

Item 1—Business

Union Planters Mortgage Finance Corp. (the “Company”) was established September 5, 1997 as a wholly-owned, limited purpose, finance subsidiary of Union Planters Bank, National Association (the “Bank”), which in turn is a subsidiary of Union Planters Corporation (“UPC”).  The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities through trusts established by the Company.  Securities issued through trusts are secured primarily by residential mortgage loans and mortgage-backed certificates of various types. In the future, the Company may finance other types of loans and assets.

The Company competes in a national market with other private conduits and various financial firms. Economic conditions, interest rates, regulatory changes and market dynamics all influence the securities market.

Item 2—Properties

The Company has no physical properties.

Item 3—Legal Proceedings

None.

Item 4—Submission of Matters to a Vote of Security Holders

Information in response to this Item is omitted pursuant to General Instruction I.

PART II

Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters

All of the Company’s outstanding common stock is owned by Union Planters Bank, National Association. Accordingly, there is no market for its common stock.

Item 6—Selected Financial Data

Information in response to this Item is omitted pursuant to General Instruction I.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation

During 2001, the Company incurred expenses related to the audit of its financial statements.

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

Item 7A—Quantitative and Qualitative Disclosures About Market Risks

Not Applicable.

Item 8—Financial Statements and Supplementary Data

AUDITED FINANCIAL STATEMENTS

UNION PLANTERS MORTGAGE FINANCE CORP.

Page
Report of Independent Accountants..............................................................................................................	4
Balance Sheet - December 31, 2001 and 2000.................................................................................................	5
Statement of Operations - For the years ended December 31, 2001, 2000 and 1999.................................	6
Statement of Shareholder’s Equity - For the years ended December 31, 2001, 2000 and 1999...............	7
Statement of Cash Flows - For the years ended December 31, 2001, 2000 and 1999................................	8
Notes to Financial Statements..........................................................................................................................	9

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of Union Planters Mortgage Finance Corp.

In our opinion, the accompanying balance sheet and the related statements of operations, changes in shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Union Planters Mortgage Finance Corp. (the “Company”) at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Memphis, Tennessee

March 21, 2002

Union Planters Mortgage Finance Corp.

Balance Sheet

	December 31,
	2001	2000
	(Dollars in thousands)

Assets
Cash................................................................................................................	$ 355	$ 245
Income tax receivable...................................................................................	129	273
Deferred tax asset.........................................................................................	—	77
Total assets.........................................................................................	$ 484	$ 595

Liabilities and shareholder’s equity
Accrued expenses........................................................................................	$ —	$ 220
Deferred tax liability.....................................................................................	9	—
Taxes payable to affiliates...........................................................................	—	25
Total liabilities...................................................................................	9	245

Shareholder’s equity
Common stock, par value $.01 per share,
1,000 shares authorized, issued and outstanding..............................	—	—
Additional paid-in capital..........................................................................	10	10
Retained earnings.......................................................................................	465	340
Total shareholder’s equity...............................................................	475	350
Total liabilities and shareholder’s equity.....................................	$ 484	$ 595

____________________

The accompanying notes are an integral part of these financial statements.

Union Planters Mortgage Finance Corp.

Statement of Operations

	For the Years Ended
	December 31,
	2001	2000	1999
	(Dollars in thousands)
Noninterest income
Net gain on the sale of residential mortgages..............	$ —	$ —	$ 4,521
Other miscellaneous income...........................................	220	—	—
Total noninterest income..............................................	220	—	4,521

Noninterest expense
Professional fees...............................................................	15	15	15
Total noninterest expense............................................	15	15	15

Earnings (loss) before income taxes..........................	205	(15)	4,506
Income tax expense (benefit).............................................	80	(5)	1,582
Net earnings (loss).......................................................	$ 125	$ (10)	$ 2,924

____________________

The accompanying notes are an integral part of these financial statements.

Union Planters Mortgage Finance Corp.

Statement of Changes in Shareholder’s Equity

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
	(Dollars in thousands)
Balance, December 31, 1998........................	$ —	$ 10	$ 426	$ 436
Net earnings.....................................................	—	—	2,924	2,924
Dividends paid.................................................	—	—	(3,000)	(3,000)
Balance, December 31, 1999........................	—	10	350	360
Net loss.............................................................	—	—	(10)	(10)
Balance, December 31, 2000........................	—	10	340	350
Net earnings.....................................................	—	—	125	125
Balance, December 31, 2001........................	$ —	$ 10	$ 465	$ 475

____________________

The accompanying notes are an integral part of these financial statements.

Union Planters Mortgage Finance Corp.

Statement of Cash Flows

	For the Years Ended
	December 31,
	2001	2000	1999
	(Dollars in thousands)
Operating activities
Net earnings (loss).....................................................................................	$ 125	$ (10)	$ 2,924
Deferred income tax benefit......................................................................	77	(32)	(10)
Gain on sale of loans..................................................................................	—	—	(4,521)
Net decrease (increase) in income tax receivable..................................	144	(273)	—
Net (decrease) increase in accrued expenses and taxes payable to affiliates......................................................................................................	(236)	71	73
Net cash provided (used) by operating activities.........................	110	(244)	(1,534)

Investing activities
Purchase of loans from parent company................................................	—	(127,060)	(132,467)
Proceeds from sale of loans to a trust.....................................................	—	127,060	137,817
Costs related to sale of loans to a trust..................................................	—	—	(829)
Net cash provided by investing activities......................................	—	—	4,521

Financing activities
Issuance of notes payable to parent company......................................	—	127,060	132,467
Repayment of notes payable to parent company..................................	—	(127,060)	(132,467)
Cash dividends paid..................................................................................	—	—	(3,000)
Net cash used by financing activities.............................................	—	—	(3,000)
Net increase (decrease) in cash..................................................................	110	(244)	(13)
Cash at beginning of year...........................................................................	245	489	502
Cash at end of year.......................................................................................	$ 355	$ 245	$ 489

____________________

The accompanying notes are an integral part of these financial statements.

UNION PLANTERS MORTGAGE FINANCE CORP.

Notes to Financial Statements

Note 1.  Business and Summary of Significant Accounting Policies

Business.  Union Planters Mortgage Finance Corp. (the “Company”) was established September 5, 1997 as a wholly-owned, limited purpose, finance subsidiary of Union Planters Bank, National Association (the “Bank”), which in turn is a subsidiary of Union Planters Corporation (“UPC”).  The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities through trusts established by the Company.  Securities issued through trusts are secured primarily by residential mortgage loans and mortgage-backed certificates of various types.  In the future, the Company may finance other types of loans and assets.

Use of Estimates.  The accounting and reporting policies of Union Planters Mortgage Finance Corp. conform to accounting principles generally accepted in the United States of America and general practice within the financial services industry.  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could differ from these estimates.

Basis of Presentation.  The financial statements include the accounts of the Company.  These financial statements do not include the accounts of the trusts established to carry out the issuance and sale of collateralized bonds and pass-through securities.

Note 2.  Sale of Loans

In 2001, the Company did not sell any loans.  In 2000 and 1999, the Company securitized approximately $127 million and $132 million, respectively, in principal amount of previously defaulted FHA insured and VA guaranteed mortgage loans serviced by the Bank.  The transactions were accounted for as sales in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The following summarizes the gains:

	For the Years Ended
	December 31,
	2001	2000	1999
	(Dollars in thousands)

Proceeds from sale of loans..............................................	$ —	$ 127,060	$ 137,817
Principal balance of loans..................................................	—	(127,060)	(132,467)
Gain.............................................................................	—	—	5,350
Costs.....................................................................................	—	—	(829)
Net gain on the sale..................................................	$ —	$ —	$ 4,521

Note 3.  Income Taxes

Income taxes are computed on a separate company basis.  The Company files a consolidated federal income tax return with the Bank and UPC.  Deferred income taxes are provided in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The components of income tax expense (benefit) are as follows:

	For the Years Ended
	December 31,
	2001	2000	1999
	(Dollars in thousands)

Current..................................................................................	$ (5)	$ 27	$ 1,592
Deferred................................................................................	85	(32)	(10)
Total income tax expense (benefit).........................	$ 80	$ (5)	$ 1,582

The Company’s effective tax rate does not differ from the federal statutory rate of 35%.

Note 4.  Related Party

The Company is financially dependent on agreements with the Bank to effect certain of its operations, including providing loans and other assets for securitization and sale.  The Company is also financially dependent on agreements with UPC.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10—Directors and Executive Officers of the Registrant

Information in response to this Item is omitted pursuant to General Instruction I.

Item 11—Executive Compensation

Information in response to this Item is omitted pursuant to General Instruction I.

Item 12—Security Ownership of Certain Beneficial Owners and Management

Information in response to this Item is omitted pursuant to General Instruction I.

Item 13—Certain Relationships and Related Transactions

Information in response to this Item is omitted pursuant to General Instruction I.

PART IV

Item 14—Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)            Index to financial statements is included in Item 8.

(a) (2)            Not applicable.

(a) (3)            Exhibits.

3.1     Certificate of Incorporation of the Registrant (Incorporated herein by reference to the Exhibits to Registrant’s Registration Statement No. 333-35471 on Form S-3, filed September 12, 1997).

3.2     Amended and Restated Bylaws of the Registrant (Incorporated herein by reference to the Exhibits to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement No. 333-35471 on Form S-3, filed January 16, 1998).

4.1     Standard Terms to Pooling and Servicing Agreement (January 1998 Edition) (Incorporated herein by reference to the Exhibits to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement No. 333-35471 on Form S-3, filed January 16, 1998).

4.2     Form of Indenture between Registrant and Trustee (Incorporated herein by reference to the Exhibits to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement No. 333-35471 on Form S‑3, filed January 16, 1998).

4.3     Form of Trust Agreement between Registrant and Trustee (Incorporated herein by reference to the Exhibits to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement No. 333-35471 on Form S‑3, filed January 16, 1998).

4.4     Form of Deposit Trust Agreement between Registrant and Trustee (Incorporated herein by reference to the Exhibits to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement No. 333-35471 on Form S-3, filed January 16, 1998).

4.5     Standard Terms to Pooling and Servicing Agreement (May 1998 Edition) (Incorporated herein by reference to Exhibit to the Registrant’s Current Report on Form 8-K , filed June 11, 1998).

4.6     Copy of the Series 1998-1 Pooling and Servicing Agreement, dated as of May 1, 1998, by and among the Registrant, Union Planters Bank, N.A., as Master Servicer, The Bank of New York, as Contract of Insurance Holder and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit to the Registrant’s Current Report on Form 8-K , filed June 11, 1998).

4.7     Copy of Series 1999-1 Pooling and Servicing Agreement, dated as of February 1, 1999, by and among the Registrant, Union Planters Bank, N.A., as Master Servicer and Contract of Insurance Holder and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit to the Registrant’s Current Report on Form 8-K, filed March 2, 1999).

4.8     Copy of Series 2000-1 Pooling and Servicing Agreement, dated as of July 1, 2000, by and among the Registrant, Union Planters Bank, N.A., as Master Servicer and Contract of Insurance Holder and the Bank of New York, as Trustee (Incorporated herein by reference to Exhibit to the Registrant’s Current Report on Form 8-K, filed August 4, 2000).

99.1   Form of Sales Agreement between the Registrant, as Purchaser and the Seller (Incorporated herein by reference to the Exhibits to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement No. 333-35471 on Form S-3, filed January 16, 1998).

99.2   Form of Supplemental Servicing Agreement (Incorporated herein by reference to the Exhibits to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement No. 333-35471 on Form S-3, filed January 16, 1998).

The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2001.

          None.

(c)     Exhibits

          Please refer to Item 14(a)(3) herein above.

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

UNION PLANTERS MORTGAGE FINANCE CORP.
(Registrant)

Dated: March 21, 2002	By: /s/ Lou Ann Poynter
Lou Ann Poynter
President and Chief Executive Officer

Dated: March 21, 2002	By:/s/ Douglas R. Miller
Douglas R. Miller
Vice President and Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 21, 2001.

By: /s/ Lou Ann Poynter	By:/s/ Douglas R. Miller
Lou Ann Poynter	Douglas R. Miller
President and Chief Executive Officer	Vice President and Secretary
(Principal Financial Officer)

/s/ Leslie M. Stratton	/s/ John E. Gnuschke
Leslie M. Stratton	John E. Gnuschke
Director	Director