Form 10-Q
period 2002-03-31
UNION PLANTERS MORTGAGE FINANCE CORP
filed 2002-05-15
CIK 1045570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes ☑ No ☐

As of April 30, 2002, the latest practicable date, there were 1,000 shares of Union Planters Mortgage Finance Corp. common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

UNION PLANTERS MORTGAGE FINANCE CORP.

FORM 10-Q

Union Planters Mortgage Finance Corp.

Balance Sheet

(Unaudited)

	March 31,		December 31,
	2002	2001	2001
	(Dollars in thousands)

Cash	$ 330	$ 221	$ 355
Income tax receivable	—	272	—
Deferred income taxes	129	77	129
Total assets	$ 459	570	$ 484

Accrued expenses	$ —	$ 220	$ —
Deferred tax liability	—	—	9
Total liabilities	—	220	9

Shareholder’s equity
Common stock, par value $.01 per share,
1,000 shares authorized, issued and outstanding	—	—	—
Additional paid-in capital	10	10	10
Retained earnings	449	340	465
Total shareholder’s equity	459	350	475
Total liabilities and shareholder’s equity	$ 459	$ 570	$ 484

____________________

The accompanying notes are an integral part of these financial statements.

Union Planters Mortgage Finance Corp.

Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
	(Dollars in thousands)

Noninterest income
Other miscellaneous income	$ —	$ —

Noninterest expense
Other miscellaneous expenses	23	—

Loss before income taxes	23	—
Income tax benefit	(7)	—
Net loss	$ 16	$ —

____________________

The accompanying notes are an integral part of these financial statements.

Union Planters Mortgage Finance Corp.

Statement of Changes in Shareholder’s Equity

(Unaudited)

Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
(Dollars in thousands)

Balance, December 31, 2001	$ —	$ 10	$ 465	$ 475
Net loss	—	—	(16)	(16)
Balance, March 31, 2002	$ —	$ 10	$ 449	$ 459

____________________

The accompanying notes are an integral part of these financial statements.

Union Planters Mortgage Finance Corp.

Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2002	2000
	(Dollars in thousands)

Operating activities
Net loss	$ (16)	$ —
Net decrease in other liabilities	(9)	(24)
Net cash used by operating activities	(25)	(24)

Net decrease in cash	(25)	(24)
Cash at beginning of period	355	245
Cash at end of period	$ 330	$ 221

____________________

The accompanying notes are an integral part of these financial statements.

UNION PLANTERS MORTGAGE FINANCE CORP.

Notes to Unaudited Financial Statements

Note 1. Business and Summary of Significant Accounting Policies

Basis of Presentation. The financial statements include the accounts of Union Planters Mortgage Finance Corp. (the Company.) The Company was established September 5, 1997 as a wholly-owned, limited-purpose finance subsidiary of Union Planters Bank, National Association (the "Bank"), which in turn is an indirect wholly-owned subsidiary of Union Planters Corporation ("UPC"). The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities through trusts established by the Company. Securities issued through trusts will be secured primarily by residential mortgage loans and mortgage-backed certificates of various types. These financial statements do not include the accounts of the trusts established to carry out the issuance and sale of collateralized bonds and pass-through securities.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

UNION PLANTERS MORTGAGE FINANCE CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto.

GENERAL

There were no transactions in the first quarter of 2002 or 2001.

UNION PLANTERS MORTGAGE FINANCE CORP.

PART II - OTHER INFORMATION

Item 1 — Legal Proceedings

None.

Item 5 — Other Information

None.

Item 6 — Exhibits and Reports on Form 8-K

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

UNION PLANTERS MORTGAGE FINANCE CORP.

(Registrant)

Date: May 15, 2002 By: /s/ Lou Ann Poynter

Lou Ann Poynter

President and

Chief Executive Officer

By: /s/ Douglas R. Miller

Douglas R. Miller

Executive Vice President and

Chief Operating Officer